Form 10-Q
period 2021-06-30
Armada Acquisition Corp. I
filed 2021-09-27
CIK 1844817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-40742

Armada Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Delaware	85-3810850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 Market Street, Suite 3120 Philadelphia, PA 1910
(Address of Principal Executive Offices, including zip code)

(215) 543-6886
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one-half of one Redeemable Warrant	AACIU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	AACI	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	AACIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of September 27, 2021, there were 21,834,500 shares of common stock issued and outstanding.

ARMADA ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months ended June 30, 2021 and for the period from November 5, 2020 (Inception) through June 30, 2021	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from November 5, 2020 (Inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from November 5, 2020 (Inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

 i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Armada Acquisition Corp. I
UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

Assets
Cash	$13,746
Due from Sponsor	29,070
Prepaid expenses	8,171
Deferred offering costs	168,285
Total Assets	$219,272
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$62,258
Advances from related parties	132,352
Total current liabilities	194,610
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,175,000 shares issued and outstanding(1)	517
Additional paid-in capital	28,553
Accumulated deficit	(4,408)
Total stockholders’ equity	24,662

Total Liabilities and Stockholders’ Equity	$219,272

(1)	Includes up to 675,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Armada Acquisition Corp. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the period from November 5, 2020 (Inception) through June 30, 2021
Formation cost	$1,969	$4,408
Net loss	$(1,969)	$(4,408)

Basic and diluted weighted average shares outstanding(1)	4,500,000	4,500,000
Basic and diluted net loss per share	$(0.00)	$(0.00)

(1)	Excludes 675,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Armada Acquisition Corp. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 5, 2020 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares(1)	Amount	Paid-in Capital	Deficit	Equity
Balance as of November 5, 2020 (inception)	—	$—	$—	$—	$—
Common Stock issued to Sponsor	4,312,500	431	24,569	—	25,000
Issuance of Representative shares	250,000	25	(25)	—	—
Net loss	—	—	—	(2,439)	(2,439)
Balance as of March 31, 2021	4,562,500	$456	$24,544	$(2,439)	$22,561
87,500 of Representative shares returned to the Company	(87,500)	(9)	9	—	—
Additional 700,000 shares of Common Stock issued to Sponsor	700,000	70	4,000	—	4,070
Net loss	—	—	—	(1,969)	(1,969)
Balance as of June 30, 2021	5,175,000	$517	$28,553	$(4,408)	$24,662

(1)	Includes up to 675,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Armada Acquisition Corp. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 5, 2020 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(4,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	2,629
Changes in current assets and liabilities:
Accrued expenses	5,400
Prepaid assets	(10,800)
Net cash used in operating activities	(7,179)

Cash Flows from Financing Activities:
Advances from related parties	132,352
Payment of deferred offering costs	(111,427)
Net cash provided by financing activities	20,925

Net change in cash	13,746
Cash, November 5, 2020 (inception)	—
Cash, end of the period	$13,746

Supplemental disclosure of noncash investing and financing activities
Due from Sponsor from sale of common stock to initial stockholders	$4,070
Deferred offering costs paid by Sponsor in exchange for common stock	$25,000
Accrued deferred offering costs	$56,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

Armada Acquisition Corp. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

Note 1 — Organization, Business Operation and Going Concern

Organization and General

Armada Acquisition Corp. I (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is in the process of searching for a Business Combination target but has not yet selected any specific Business Combination target. The Company intends to concentrate its efforts identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through June 30, 2021 relates to the Company’s formation and preparation for the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company has selected September 30 as its fiscal year end.

The Company’s sponsor is Armada Sponsor LLC (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on August 12, 2021 (the “Effective Date”). On August 17, 2021, the Company consummated the IPO of 15,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 459,500 shares of common stock (the “Private Shares”), at a price of $10.00 per share for an aggregate purchase price of $4,595,000.

At August 17, 2021 related to the IPO, transaction costs amounted to $3,342,968 consisting of $1,500,000 of underwriting commissions, and $1,842,968 of other offering costs. In addition, $1,605 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes. After the close of the IPO, paying offering costs and having excess funds released from the trust account, on August 18, 2021, the Company had $1,163,587 in cash available for working capital purposes.

Trust Account

Following the closing of the IPO on August 17, 2021 after releasing funds to the Company to be held outside of the Trust, $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO was held in a trust account (the “Trust Account”) and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding public shares if it has not completed a Business Combination in the required time period The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Initial Business Combination

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

In connection with any proposed Business Combination, the Company will either (1) seek stockholders’ approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholders’ approval of a proposed Business Combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in its discretion.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 15 months (or 18 months if extended) from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed (i) to vote any shares owned by them in favor of any proposed Business Combination, (ii) not to redeem any shares in connection with a stockholder vote to approve a proposed initial Business Combination or sell any shares to the Company in a tender offer in connection with a proposed initial Business Combination, (iii) that the Founder Shares (as defined below) will not participate in any liquidating distributions from the Company’s Trust Account upon winding up if a Business Combination is not consummated.

The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $13,746 in its operating account and working capital deficit of $24,662 (which includes deferred offering costs of $168,285 that will be paid with proceeds from the IPO).

The Company’s liquidity needs up to June 30, 2021 had been satisfied through advances from related parties to cover certain offering costs and formation expenses of $132,352 (see Note 5). In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Subsequent to the period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), the Company consummated its IPO (see Note 3) and sales of the Private Shares (See Note 4). Of the net proceeds from the IPO and the sales of the Private Shares, $150,000,000 of cash was placed in the Trust Account and $1,605 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes. After the close of the IPO, paying offering costs and having excess funds released from the trust account, on August 18, 2021, the Company had $1,163,587 in cash available for working capital purposes.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from November 5, 2020 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through September 30, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 24, 2021 and August 16, 2021, respectively.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart the Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with the financial statements of another public company which is neither an emerging growth company nor an emerging growth company or which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $13,746 in cash and no cash equivalents as of June 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that have been charged to stockholders’ equity upon the completion of the IPO.

Allocation of Proceeds

FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants, if any, and then common stock. Any amount paid to investors represents a reduction in the proceeds to be allocated.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 675,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from November 5, 2020 (inception) through June 30, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Stock Based Compensation

On June 16, 2021, the Sponsor transferred 50,000 shares of common stock to each of its Chief Executive Officer and its President and 35,000 shares of common stock to each of its three independent directors. The aggregate fair value of these shares was $509,552 at June 30, 2021. We recognize compensation expense related to these transfers according to ASC 718-10-25-20 when the performance condition associated with these awards is probable of achievement. Since the stock grants contain the performance condition of consummating a business combination, the Company believes the appropriate accounting treatment is to defer recognition of the compensation costs until the consummation of an initial business combination. At June 30, 2021, no compensation expense was recognized related to these shares.

Note 3 — IPO

On August 17, 2021, the Company consummated its IPO of 15,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

The warrants will become exercisable 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 7).

Following the closing of the IPO and settlement of funds on August 17, 2021, $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sales of Private Shares was placed in the Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 459,500 Private Shares, at a price of $10.00 per Private Share, for an aggregate purchase price of $4,595,000 in a private placement. The proceeds from the sale of the Private Shares was added to the proceeds of the IPO and placed in the Trust Account. If the Company does not complete an initial Business Combination within the Combination Period, the proceeds from the sale of the Private Shares will be included in the liquidating distribution to the public stockholders and the Private Shares will be worthless.

Note 5 — Related Party Transactions

Founder Shares

On February 3, 2021, a related party to the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of common stock, par value $0.0001 (the “Founder Shares”). On June 16, 2021, the Sponsor purchased an additional 700,000 Founder Shares at a purchase price of $0.006 per share and transferred 50,000 Founder Shares to each of its Chief Executive Officer and its President and 35,000 Founder Shares to each of its three independent directors. We recognize compensation expense related to these transfers according to ASC 718-10-25-20 when the performance condition associated with these awards is probable of achievement. Since the stock grants contain the performance condition of consummating a business combination, the Company believes the appropriate accounting treatment is to defer recognition of the compensation costs until the consummation of an initial business combination. At June 30, 2021, the Founder Shares include an aggregate of up to 675,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

The Sponsor, officers and directors have agreed not to transfer, assign or sell any Founder Shares held by them until the earliest of (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their public shares for cash, securities or other property.

Additionally, upon consummation of the IPO, the Sponsor sold membership interests in the Sponsor to 10 anchor investors that purchased 9.9% of the units sold in the IPO. The Sponsor sold membership interests in the Sponsor reflecting an allocation of 131,250 Founder Shares to each anchor investor, or an aggregate of 1,312,500 Founder Shares to all 10 anchor investors, at a purchase price of approximately $0.006 per share. The Company estimated the aggregate fair value of these Founder Shares attributable to each anchor investor to be $424,491, or $3.23 per share. The Company has offset the excess of the fair value against the gross proceeds from these anchor investors as a reduction in its additional paid-in capital in accordance with Staff Accounting Bulletin Topic 5A.

Representative’s Common Stock

On February 8, 2021, EarlyBirdCapital, Inc. (“EBC”) and Northland Securities, Inc. (“Northland”) purchased 162,500 and 87,500 shares of common stock (“representative shares”), respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00. On May 29, 2021, Northland returned 87,500 shares of common stock to the Company, for no consideration, which shares were subsequently cancelled.

The representative shares are identical to the public shares included in the Units that were sold in the IPO, except that the representative shares are subject to certain transfer restrictions, as described in more detail below.

The holders of the representative shares have agreed not to transfer, assign or sell any such shares until 30 days after the completion of an initial Business Combination. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Combination Period.

Promissory Note—Related Party

On February 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2021 or the closing of the IPO. As of June 30, 2021, the Company had $132,352 of borrowings under the promissory note.

Due from Sponsor

As of June 30, 2021, the Company was due from the Sponsor $29,070 for the purchase of the Founder Shares.

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares of common stock at a price of $10.00 per share. The shares would be identical to the Private Shares. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

Administrative Service Fee

Commencing on the Effective Date, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the IPO, as well as the holders of the representative shares, Private Shares and any shares the Company’s Sponsor, officers, directors or their affiliates may issue in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement signed on the Effective Date. The holders of a majority of these securities (other than the holders of the representative shares) are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Shares and shares issued to the Company’s Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 2,250,000 units to cover over-allotments, if any.

The underwriters were paid a cash underwriting discount of 1.0% of the gross proceeds of the IPO, or $1,500,000 (and are entitled to an additional $225,000 of deferred underwriting commission payable at the time of an initial Business Combination if the underwriters’ over-allotment is exercised in full).

Financial Advisory Fee

The Company has engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it will receive an advisory fee equal to one (1.0) percent of the aggregate proceeds of the IPO, or $1,500,000 (or up to $1,725,000 if the underwriters’ over-allotment is exercised in full), upon closing of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. On August 18, 2021, the Company paid to CCM in aggregate of $1,500,000. CCM has agreed to defer the payment of the portion of the advisory fee attributable to over-allotment option until the consummation of the initial Business Combination. CCM is engaged to represent the Company’s interests only. CCM is not participating in the IPO as defined in FINRA Rule 5110(j)(16); it is acting as an independent financial adviser as defined in FINRA Rule 5110(j)(9). As such, CCM is not acting as an underwriter in connection with the IPO, it will not identify or solicit potential investors in the IPO or otherwise be involved in the distribution of the IPO. The Company will also engage CCM as an advisor in connection with the initial Business Combination for which it will earn an advisory fee of 2.25% of the gross proceeds of the IPO, or $3,375,000 (or up to $3,881,250 if the underwriters’ over-allotment is exercised in full), payable at closing of the Business Combination.

Business Combination Marketing Agreement

The Company will engage the representative of the underwriter as an advisor in connection with the initial Business Combination to assist in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000 (or up to $3,881,250 if the underwriters’ over-allotment is exercised in full). The Company will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of the initial Business Combination. Additionally, the Company will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the date of the prospectus for the Company’s IPO, unless such payment would not be deemed underwriters’ compensation in connection with this offering pursuant to FINRA Rule 5110.

Right of First Refusal

If the Company determines to pursue any equity, equity-linked, debt or mezzanine financing relating to or in connection with an initial Business Combination, then Northland shall have the right, but not the obligation, to act as book running manager, placement agent and/or arranger, as the case may be, in any and all such financing or financings. This right of first refusal extends from the date of the IPO until the earlier of the consummation of an initial Business Combination or the liquidation of the Trust Account if the Company fails to consummate a Business Combination during the required time period.

Note 7 — Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Common stock—The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021, there were 5,175,000 shares of common stock issued and outstanding. On February 3, 2021, affiliates of the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Founder Shares. On February 8, 2021, EarlyBirdCapital, Inc. and Northland purchased 162,500 and 87,500 representative shares, respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00.

On May 29, 2021, Northland returned 87,500 shares of common stock to the Company, for no consideration, which were subsequently cancelled and on June 16, 2021, the Sponsor purchased an additional 700,000 shares of common stock at a purchase price of $0.006 per share, resulting in the Sponsor holding an aggregate of 5,012,500 shares of common stock. On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and its President and 35,000 shares to each of its three independent directors. At June 30, 2021, the Founder Shares include an aggregate of up to 675,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the initial Business Combination, the Sponsor, as well as all of the Company’s officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the IPO and any shares purchased in the IPO or following the IPO in the open market in favor of the proposed Business Combination.

Warrants—Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:
•	at any time after the warrants become exercisable,
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder

•	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in these unaudited condensed financial statements.

On July 23, 2021, the Sponsor purchased an additional 1,200,000 Founder Shares at a purchase price of $0.006 per share, resulting in the Sponsor holding an aggregate of 6,007,500 shares of common stock and the Chief Executive Officer, President and independent directors holding an aggregate of 205,000 shares of common stock. At July 23, 2021, the Founder Shares include an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

On August 17, 2021, the Company commenced the IPO of 15,000,000 units at $10.00 per Unit. Simultaneously with the consummation of the IPO, the Company consummated the private placement of 459,500 Private Shares, at a price of $10.00 per share for an aggregate purchase price of $4,595,000.

After the close of the IPO, paying offering costs and having excess funds released from the trust account, on August 18, 2021, the Company had $1,163,587 in cash available for working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Armada Acquisition Corp. I, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on November 5, 2020, for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

On August 17, 2021, we consummated our IPO of 15,000,000 units, at $10.00 per unit, generating gross proceeds of $150 million.

Simultaneously with the closing of the IPO, we consummated the private placement of 459,500 Private Shares for an aggregate purchase price of $4,595,000.

Upon the closing of the IPO on August 17, 2021, $150,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the IPO and the sale of Private Shares were placed in the Trust Account.

If we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us but net of taxes payable ( and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to June 30, 2021 was our formation and preparation for our IPO. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2021, we had net loss of $1,969, which consisted of formation and operating costs of $1,969.

For the period from November 5, 2020 through June 30, 2021, we had net loss of $4,408, which consisted of formation and operating costs of $4,408.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $13,746 in our operating account and working capital deficit of $143,623 (excluding deferred offering costs).

Our liquidity needs up to June 30, 2021 had been satisfied through advances from related parties to cover certain offering costs and formation expenses of $132,352 (see Note 5). In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans, as defined below (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Subsequent to the period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), we consummated our IPO (see Note 3) and the sales of Private Shares (See Note 4). Of the net proceeds from the IPO and the sales of Private Shares, $150,000,000 of cash was placed in the Trust Account and $1,605 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes. After the closing of the IPO, paying offering costs and having excess funds released from the trust account, on August 18, 2021, the Company had $1,163,587 in cash available for working capital purposes.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Deferred Offering Costs

Deferred offering costs consisted of legal and accounting expenses incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO on August 17, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the IPO, as well as the holders of the representative shares, Private Shares and any shares the sponsor, officers, directors or their affiliates may issue in payment of Working Capital Loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities (other than the holders of the representative shares) are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Shares and shares issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 2,250,000 units to cover over-allotments, if any.

The underwriters were paid a cash underwriting discount of 1.0% of the gross proceeds of the IPO, or $1,500,000 (and are entitled to an additional $225,000 of deferred underwriting commission payable at the time of an initial Business Combination if the underwriters’ over-allotment is exercised in full).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On August 17, 2021, we consummated our IPO of 15,000,000 Units, each unit consisting of one share of common stock and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,250,000 additional units (the “Over-Allotment Units”) to cover over-allotments, if any. Northland acted as sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-257692), as amended. The SEC declared the registration statement effective on August 12, 2021.

Simultaneously with the consummation of the IPO, we consummated the private placement of an aggregate of 459,500 Private Shares at a price of $10.00 per share, generating gross proceeds of $4,595,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Shares are identical to the shares sold in the IPO, except that the Private Shares are not transferable, assignable or salable until 30 days after the completion of our initial business combination, subject to certain limited exceptions.

We paid a total of $1,500,000 in underwriting discounts and commissions and $1,842,968 for other offering costs related to the IPO. In addition, the underwriters agreed to defer up to $225,000 in underwriting discounts and commissions, in the event the underwriters’ over-allotment option is exercised in full.

Of the net proceeds from the IPO and the sales of the Private Shares, $150,000,000 of cash was placed in the Trust Account and $1,605 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes. After the closing of the IPO, paying offering costs and having excess funds released from the trust account, on August 18, 2021, the Company had $1,163,587 in cash available for working capital purposes.

There has been no material change in the planned use of the proceeds from the IPO and sales of the Private Shares as is described in the Company’s final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 12, 2021, by and between the Company and Northland, as representative of the several underwriters. (1)
3.1	Second Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws.(2)
4.1	Warrant Agreement, dated August 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent. (1)
10.1	Investment Management Trust Agreement, dated August 12, 2021, by and between the Company and CST, as trustee. (1)
10.2	Registration Rights Agreement, dated August 12, 2021, by and between the Company, its officers, its directors, Armada Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (1)
10.3	Private Placement Shares Purchase Agreement, dated August 12, 2021, by and between the Company and the Sponsor. (1)
10.4	Letter Agreement, dated August 12, 2021, by and among the Company, its officers, its directors, and the Sponsor. (1)
10.5	Administrative Services Agreement, dated August 12, 2021, by and between the Company and the Sponsor. (1)
10.6	Stock Escrow Agreement, dated August 12, 2021, by and between the Company, its directors, its officers, the Sponsor and CST. (1)
10.7	Business Combination Marketing Agreement, dated August 12, 2021, by and between the Company and Northland. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: September 27, 2021	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 27, 2021	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)