Form 10-K
period 2021-09-30
Armada Acquisition Corp. I
filed 2021-12-29
CIK 1844817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number

Armada Acquisition Corp. I

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3810850
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2005 Market Street Suite 3120 Philadelphia, Pennsylvania	19103
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code (212) 543-6886

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one half of one Redeemable Warrant	AACIU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	AACI	The Nasdaq Stock Market LLC
Warrants, exercisable for one share of Common Stock for $11.50 per share	AACIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐;    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐;    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐;

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒

Large accelerated filer ☐;	Accelerated filer ☐
Non-accelerated filer ☒;	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒    No ☐;

The registrant was not a public company at March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on the Nasdaq Capital Market (“Nasdaq”) on August 17, 2021 and the registrant’s common stock began separate trading on Nasdaq on November 16, 2021. The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 8, 2021, computed by reference to the closing price of the common stock reported on Nasdaq on such date, was approximately $148,137,625.

At December 8, 2021, there were 20,709,500 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding which includes shares of Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 14,811,901 shares of Common Stock trade separately.

Unless otherwise stated in this Annual Report on Form 10-K for the year ended September 30, 2021 (this “Form 10-K”), references to:

•	“Armada,” “we,” “us,” “company” or “our company” are to Armada Acquisition Corp., a Delaware corporation;
•	“Armada Team” are to a group of business professionals that collectively own a substantial majority of our sponsor, including, but not limited to, all of the members of our management team;
•	“Common Stock” are to shares of common stock, par value $0.0001 per share, of Armada;
•	“founder shares” are to shares of our Common Stock initially purchased by our sponsor in a private placement prior to our initial public offering;
•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;
•	“management” or our “management team” are to our executive officers and directors;
•	“public shares” are to shares of our Common Stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent they purchased public shares;
•	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
•	“sponsor” is to Armada Sponsor LLC, a Delaware limited liability company, an entity affiliated with members of our management team and other members of the Armada Team; and
•	“warrants” are to our public warrants, which include the public warrants.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;
•	our potential ability to obtain additional financing to complete a business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	potential changes in control of us if we acquire one or more target businesses for stock;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;
•	our use of proceeds not held in the trust account; or
•	our financial performance, including following our initial business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.”  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

General

We are a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report on Form 10-K. While we may pursue an initial business combination target in any business or industry, we intend to concentrate our efforts identifying businesses in the FinTech industry with an enterprise value of approximately $500 million to $1.0 billion, with particular emphasis on businesses that are providing digital, on-line or mobile payment solutions, processing and gateway services, point-of-sale technologies, consumer engagement platforms, and ecommerce and loyalty solutions.

We believe the creation, delivery and servicing of financial payment products and related services for consumers and businesses is undergoing continuous evolution, which will further and dramatically develop in the years ahead. Amid an increased level of sophistication in financial technology and services, we believe that there are many potential targets within the financial technology industry that could become attractive public companies, and that many other potential targets will continue to emerge. These potential targets exhibit a diverse range of business models and growth characteristics, ranging from high-growth companies to established firms with stable revenues and strong cash flow. In addition, these businesses tend to have above-industry growth rates and would greatly benefit from access to public market capital and management’s extensive operational experience in both public and private companies. We believe our management team is well-positioned to capitalize on these trends and to identify, acquire, and manage a business in the financial technologies industry that can benefit from their operational, strategic, managerial and transaction experience, as well as their differentiated networks.

We are not, however, required to complete our initial business combination with a financial technologies business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We may also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which will offer the potential of sustained high levels of revenue and earnings growth.

On December 17, 2021, we announced that we entered into a business combination agreement, dated as of December 17, 2021, with Rezolve Limited, a private limited liability company registered under the laws of England and Wales (“Rezolve”), Rezolve Group Limited, a Cayman Islands exempted company (“Cayman NewCo”), and Rezolve Merger Sub, Inc., a Delaware corporation (“Rezolve Merger Sub”) (such business combination agreement, the “Business Combination Agreement,” and such business combination, the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, Armada, Cayman NewCo, Rezolve and Rezolve Merger Sub will effect a series of transactions, of among other things:

•	A company reorganization pursuant to which Cayman NewCo will enter into a transfer and exchange agreement (the “Transfer and Exchange Agreement”), pursuant to which, each Key Company Shareholder (as defined in the Business Combination Agreement) will transfer to Cayman NewCo his, her or its respective shares of Rezolve in exchange for ordinary shares in Cayman NewCo, such that following the effectiveness of such transfers, the Key Company Shareholders will own the same proportionate equity interests of Cayman NewCo that such Key Company Shareholders owned t immediately before such transfers (with the balance of the other shares of Rezolve to be transferred to Cayman NewCo in exchange for an equivalent number and class of shares in Cayman NewCo) and, immediately thereafter, each Key Company Shareholder will transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo so received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration in accordance with the terms and conditions set forth in the Business Combination Agreement and in such Transfer and Exchange Agreement (with all other shareholders of Rezolve to transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration) (the “Company Reorganization”); and

•	following the Company Reorganization, but in no event earlier than ten (10) days following the effectiveness of each of the transactions contemplated by the Company Reorganization: (a) Rezolve Merger Sub shall be merged with and into Armada whereupon Rezolve Merger Sub will cease to exist and with Armada surviving the Merger as a subsidiary of Cayman NewCo; and (b) Armada shall loan all of its remaining cash in the Trust Account to Cayman NewCo in exchange for a promissory note, to enable Cayman NewCo to fund working capital and transaction expenses. Pursuant to the Merger, all of the outstanding securities of Armada will be converted into the right to receive an equivalent number of securities of Cayman NewCo of the same type and with the same terms.

As a result of the Business Combination (i) the shareholders of Rezolve will receive a number of Cayman NewCo ordinary shares equal to (A) the quotient obtained by dividing (x) $1,750,000,000 by (y) $10.00 minus (B) the Outstanding Warrant Number (as defined in the Business Combination) and minus (C) the Acquisition Shares (as defined in the Business Combination Agreement) (to the extent such Acquisition Shares are not already issued on or prior to the Company Reorganization Date), and (ii) the combined company will pay or cause to be paid all of the transaction expenses. The proposed business combination values Rezolve at a pro forma enterprise value of approximately $1.8 billion and a pro forma market capitalization of approximately $2 billion.

Upon the closing of the transactions, the combined company will be named Rezolve Group Limited and will continue to be listed on The Nasdaq Stock Market LLC under the new ticker symbol “ZONE.”

Our Management Team

Our management team has significant operational experience working as executives and advisors in the financial technologies industry, particularly in the FinTech payments ecosystem. Our management team consists of seasoned leaders that have years of experience identifying and capitalizing on emerging technological and secular trends across the financial technologies industry, building and scaling high growth FinTech companies, a history of value creation in C-level operating roles in public companies, and delivering operational strategies designed to improve businesses over the long-term. Our management team is experienced in a variety of delivery models, including direct-to-consumer and business-to-business services as well as scalable networks, consumer engagement services, open platform technologies and robust ecosystems. Our management team is also well-versed in the regulatory and quasi-regulatory landscape that directly and indirectly impacts the financial technologies industry. In addition, our management team has significant transaction experience having executed and integrated numerous transactions in the financial technologies industry as operators and advisors. Messrs. Stephen P. Herbert and Douglas M. Lurio, our Chief Executive Officer and President, respectively, have worked together in the FinTech space for over 25 years. From 1996 to 2019, the two worked together at USA Technologies, Inc. (which changed its name to Cantaloupe Inc. on April 15, 2021, NASDAQ: CTLP), a publicly traded FinTech company (“USAT”), of which Mr. Herbert served as Chairman and Chief Executive Officer for eight years (and as an executive officer prior thereto) and Mr. Lurio served as outside general counsel for 29 years. While at USAT, the two were involved in the company’s private and public funding of over $390 million, including public financings in excess of $100 million, as well as the company’s acquisitions, including the company’s nearly $90 million acquisition of Cantaloupe Systems, Inc. in November 2017. While Messrs. Herbert and Lurio worked together at USAT, the company’s revenues grew from approximately $80,000 to approximately $170 million on an annualized basis, customer connections grew from 135 to 1.2 million, customers grew from approximately 135 to 20,000, annual transaction processing dollars grew from a nominal amount to $1.73 billion, the number of annual customer transactions increased from a nominal amount to nearly 890 million, recurring revenues on an annualized basis increased from a nominal amount to $140 million, and USAT attained its largest market cap of nearly $1 billion as of August 17, 2018.

During his tenure at USAT, Mr. Herbert was recognized for his innovative leadership, including by Smart CEO, and as an EY Entrepreneur of the Year Finalist in the Greater Philadelphia area, and USAT received the following awards: Frost and Sullivan for Customer Value Leadership in the Integrated Financial Services and Retail Market, IoT Evolution Smart Machines Innovation, and a Deloitte Fast 500 Company. Previously, Mr. Herbert was employed by Pepsi-Cola, the beverage division of PepsiCo, Inc. (Nasdaq: PEP), and was a Manager of Market Strategy at Pepsi-Cola from 1994 to April 1996, responsible for directing development of market strategy for the vending channel, and subsequently, the supermarket channel for Pepsi-Cola in North America. Mr. Herbert resigned as Chief Executive Officer of USAT on October 17, 2019, and pursuant to his separation agreement was engaged as a consultant to serve as a resource for the incoming interim Chief Executive Officer for a one year period and was subject to a non-compete and a non-solicitation of clients, customers and employees during such one year period. Commencing in October 2020, Mr. Herbert has focused on the business of our Company as our Chairman and Chief Executive Officer.

As a result of adjustments to previously reported revenues that were identified in connection with certain customer transactions, in February 2019, USAT determined to restate certain of its financial statements. Subsequent thereto, and during the audit and restatement process, additional adjustments related to financial reporting and accounting policy issues were identified which were unrelated to the foregoing adjustments. Based upon these additional adjustments, USAT determined to restate additional financial statements. Due to the foregoing, USAT was not able to file certain of its periodic reports within the time period required by Nasdaq, and USAT’s shares were suspended from trading on Nasdaq on September 26, 2019 and were subsequently relisted on Nasdaq. On October 9, 2019, USAT filed its outstanding periodic financial reports and announced that it had raised $20 million in an equity funding and obtained a commitment from the investor to extend a $30 million senior debt term loan facility. USAT has publicly disclosed that it has responded to a subpoena received from a regulatory agency that sought records regarding prior financial reporting periods, including the aforementioned restatements. USAT indicated that it is cooperating fully with the agency's requests.

Mr. Lurio is a former securities and corporate law partner of the Dilworth Paxson law firm and has been the founder and President of the Lurio & Associates, P.C. law firm since 1991 which specializes in corporate and securities law. He was counsel and a Director of Moro Corporation (OTCQX: MRCR), a Delaware corporation, which is in the construction contracting business, for 20 years from start-up founding in 1999 until July 2019. Since 1989, he has also served as Secretary and Director of Elbeco Incorporated, a leading manufacturer of career apparel and uniforms for first responders such as EMS personnel, police and firefighters.

In addition to Messrs. Lurio and Herbert, our Board of Directors consists of Mohammad A. Khan, Celso L. White and Thomas (Tad) A. Decker. Our independent directors have highly relevant experiences and skill sets, including prior independent Board experience at United States listed companies, significant private and public equity, and capital markets experience, and international transaction and business development experience.

Mohammad A. Khan has been an industry leader in the development and adoption of mobile payments, mobile/omni-channel marketing, efficient and secured payment infrastructure, multi factor authentication, and technologies like NFC-contactless, QR codes, tokenization and Blockchain. He is currently the President and a Board member of Omnyway, Inc. (previously OmnyPay), which he co-founded in August 2014, and which abstracts the complexities of disparate digital wallet payment systems to enable elegant, flexible and scalable implementations in physical stores and online. He was the President and Board member of ViVOtech (acquired by Sequent Software, Inc. in August 2012) from the time he founded it in May 2001 until August 2012. ViVOtech pioneered making a mobile device a viable payment media for consumers using Near Field Communications (NFC) technology as well as making mobile an efficient marketing and advertising channel. While at ViVOtech, Mr. Khan assisted in enabling the adoption of NFC mobile payments through shipping of more than 800,000 NFC POS readers to merchants globally and driving more than 20 field trials of NFC mobile payments, coupons, and loyalty. From 1984 until 1998, he was part of the industry team at VeriFone (acquired by Hewlett Packard in 1997) that lead the effort to make Magnetic Stripe Cards the primary payment media for in-store payments, Smart Cards to be secured payment media for in-store payments, and the adoption of Internet payments and online e-commerce globally. From February 2014 to January 2021, Mr. Khan had been a Board advisor of Poynt Co. which offers an all-in-one omnicommerce payment solution and which was acquired by GoDaddy, Inc. (NYSE: GDDY) in February 2021. He has served on the Boards of numerous Fintech companies, including as Chairman of the Board of YellowPepper Holding Corporation from June 2015 to September 2018, which provided mobile payment solutions, and which was acquired by VISA in October 2020. Mr. Khan is the inventor of more than 40 United States patents which have been granted by the United States Trademark and Patent Office.

Thomas (Tad) A. Decker has significant experience in corporate finance, mergers and acquisitions, complex regulatory and legal issues, financial reporting and accounting and controls. He has also served in senior leadership roles in a number of global organizations such as Cozen O’Connor, Asbury Automotive, Inc., Unisource Worldwide, Inc. and Saint-Gobain Corporation. Since 2013, he has been the Vice Chairman of Cozen O’Connor, a law firm with 30 offices and over 775 attorneys. He served as Chief Executive Officer of the firm from 2007 to 2012, and as Managing Partner from May 2000 until 2004. From 2004 until 2007, he served as inaugural Chairman of the Pennsylvania Gaming Control Board following the appointment by Pennsylvania Governor Edward G. Rendell. He served as General Counsel and Executive Vice President for Asbury Automotive, Inc. from 1999 to 2000; General Counsel and Executive Vice President for Unisource Worldwide, Inc. (NYSE: UWW) from 1997 to 1999; and General Counsel, Secretary, Acting CFO and Chief Operating Officer for Saint-Gobain Corporation from 1974 to 1997. He led the corporate merger and acquisition activities during his tenures at Saint-Gobain Corporation and Unisource Worldwide, Inc. Since 2004, he has served on the Board of Directors of Actua Corporation (Nasdaq: ACTA), including serving as a member of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. He served as a Director and a member at various times of the Audit Committee and Compensation Committee of Pierce Leahy Corporation (NYSE: PLH) from 1993 to 1999, and has served as a Board member of numerous nonprofit institutions.

Celso L. White brings operational, industry, international business, strategic initiative, risk management and environmental and safety expertise to the Board as well as public Board experience. From 2013 to December 2019, he served as Global Chief Supply Chain Officer at Molson Coors Brewing Company (NYSE: TAP), one of the largest global brewers with more than 40 breweries in the United States, Canada, Europe and India and worldwide distribution, and with annual net sales of approximately $10.6 billion during 2019. From 2010 to January 2013, he was Vice President of International Supply Chain at Molson Coors. From 1998 to 2010, he was at PepsiCola (Nasdaq: PEP), leading the R&D process and manufacturing technology teams from 1998 to 2004, and then as Vice President and General Manager of Concentrate Operations, responsible for the Americas and parts of Asia, from 2004 to 2010. He served in various senior operational roles at Silgin White Corp. from 1984 until 1990, M&M/Mars from 1990 until 1993, and Campbell Soup Company (NYSE: CPB) from 1993 until 1998. In January 2020, he co-founded Igniting Business Growth LLC, a consultancy business. Since 2018, Mr. White has served as a Board member and a member of the Compensation and Management Development Committee of CF Industries Holdings, Inc. (NYSE: CF), one of the world's largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products. He serves on the Board of Colorado UpLift, whose mission is to build long-term, life-changing relationships with urban youth, based in Denver, Colorado. He is also a member of the Bradley University Board of Trustees.

We believe that our management team’s extensive relationships across the financial technologies industries, comprehensive operating experience building leading companies, transaction experience in acquiring and integrating businesses and focus on partnering with management teams to share our industry knowledge and network of long-standing industry relationships will enable us to access premium acquisition opportunities, consummate an initial business combination and facilitate innovative operational improvements and potential additional acquisitions post-close. Our collective experience in addressing complex situations across consumer- and business-facing business models involving a variety of revenue models and constituents, including the FinTech payment ecosystem and related consumer engagement platforms, and developing creative solutions forms the foundation of our competitive advantage.

Notwithstanding the foregoing, the past performance of our management team is not a guarantee of either: (i) success with respect to any business combination we may consummate; or (ii) success with respect to any business combination we may consummate. No member of our management team has had management experience with any special purpose acquisition company in the past. You should not rely on the historical record of our management team’s performance as indicative of future performance.

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

We currently intend to concentrate our efforts in identifying businesses in the FinTech industry with an equity value of approximately $500 million to $1.0 billion, with particular emphasis on businesses that provide digital, on-line or mobile payment solutions, processing and gateway services, point-of-sale technologies, consumer marketing platforms, and ecommerce and loyalty solutions. According to Pitchbook, global investment in financial technology by venture capital and private equity firms has grown rapidly in recent years, increasing from nearly $14.8 billion in 2011 to $89.2 billion in 2019. From 2011 to 2019, $530.1 billion was invested in FinTech by venture capital and private equity firms in over 23,000 deals. Also, the technical and economic situation resulting from the Covid-19 pandemic is leading to further transformation in the FinTech industry. There has also been a massive secular shift in the payment industry to an integrated payment model which includes the enablement of payments within core business management software, simplifying payment acceptance, easing reconciliation, and enriching system data. These enterprises often offer consumer engagement platforms by which these firms engage their customers and market and provide related services to them.

Over the past several years, there has been a rise in the level of sophistication and interconnectivity between innovative technology and financial services providers, and we expect this trend to continue and accelerate. We believe that there are many potential targets within the FinTech space that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows.

There has been significant disruption and change in the delivery of financial services in recent years, including, among others:

•	Retail banking (mobile payments, Neo-Banks);
•	Payments processing for consumers and businesses, including unattended Point of Sale payment systems;
•	Wealth management (robo advisors);
•	Digital Marketing;
•	Exchanges and trading platforms;
•	Big data moving to the cloud, APIs, data security; and
•	Digital assets and blockchain technology.

With increased adoption of technology solutions by both consumers and businesses, we believe that the sector is poised for continued growth in both overall market size and penetration. Key industry characteristics include long-term organic growth, attractive competitive dynamics and further consolidation opportunities. Key business characteristics include high barriers to entry, low risk of technological obsolescence and public market-ready scale. Key financial metrics include organic revenue growth, recurring revenues and strong cash flow conversion.

We do not intend to limit our search to one segment of the financial technologies ecosystem, but will instead target a wide variety of companies that deliver a solution or product to the financial services end-market. We believe that our management’s extensive experience and demonstrated success in operating, advising and investing in businesses in this industry provides us with a unique set of capabilities that will be utilized in generating stockholder returns.

We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial improvements to maximize value. We will also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which offer the potential of sustained high levels of revenue growth. Consistent with our industry focus, we intend to target financial technologies businesses that have strong management teams, demonstrated organic growth, and differentiated products or services. Opportunities range from high-growth, customer facing technologies in payments, lending and digital assets to more mature, high-margin, stable businesses which may be engaged in lending, asset management, or providing critical processing and support to established financial services firms.

We believe that the wide networks of our management team will deliver access to a broad spectrum of opportunities across the financial technologies landscape. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, law firms, accounting firms, and large business enterprises seeking to divest non-core assets or divisions.

Acquisition / Investment Criteria

Consistent with our business strategy, we have identified the following general criteria that we believe are important in evaluating prospective target businesses. We will use these criteria in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We intend to seek a business combination with a business that we believe:

•	Is fundamentally sound and can unlock and enhance stockholder value through a combination with us, thereby offering attractive risk-adjusted returns for our stockholders;
•	Is at an inflection point, such as requiring additional management expertise, and able to accelerate growth and financial performance through differentiated business models and the addition of our operational, financial, transactional and legal expertise and networks;
•	Is in need of a flexible, creative or opportunistic structure where we can deliver additional value;
•	Has a strong, experienced management team, or provides a platform to assemble an effective management team with a track record of driving growth and profitability;
•	Can benefit from being a publicly traded company, with access to broader capital markets, to achieve the business’ growth strategy;
•	Is poised to grow both organically through the application of technology, as well as inorganically, through bolt-on or transformational acquisitions;
•	Has a leading or niche market position and demonstrates advantages when compared to competitors, which may help to create barriers to entry against new competitors; and
•	Exhibits unrecognized value or other characteristics that we believe can be enhanced based on our analysis and due diligence review.

We anticipate offering the following benefits to our business combination partner:

•	Partnership with our management team members who have extensive and proven experience in operating, leading, advising and investing in market-leading financial services and FinTech companies;
•	Access to our deep and broad networks, insights and operational, financial, transactional, and legal and regulatory expertise;
•	Increased company profile and improved credibility with investors, customers, suppliers and other key stakeholders;
•	Higher level of engagement with core, relevant, fundamental investors as anchor stockholders than what a traditional IPO book-building process offers;
•	Lower risk and expedited path to a public listing with flexible structuring;
•	Infusion of cash and ongoing access to public capital markets;
•	Listed public currency for future acquisitions and growth;
•	Ability for management team to retain control and focus on growing the business; and
•	Opportunity to motivate and retain employees using stock-based compensation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Notwithstanding the foregoing, these criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may or may not be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant.

We will have until 15 months from the closing of our initial public offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may extend the period of time to consummate a business combination for three months (for a total of 18 months to complete a business combination) without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $1,500,000, or up to $1,725,000 if the underwriters’ over-allotment option is exercised in full, or $0.10 per share. Any such payments would be made in the form of a loan made no later than three business days prior to the 15-month anniversary of our initial public offering. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Up to $1,500,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (including loans made to extend our time period for consummating a business combination) may be convertible into shares of common stock at a price of $10.00 per share at the option of the lender.

Our Acquisition Process

In evaluating a prospective target business, we conduct thorough due diligence that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We utilize our operational and capital allocation experience. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. On December 17, 2021, we announced that we entered into the Business Combination Agreement. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the sale of private shares, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.

We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating Rezolve, our management considered a variety of factors, including one or more of the following:

•	financial condition and results of operation;
•	growth potential;
•	brand recognition and potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	existing distribution and potential for expansion;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
•	impact of regulation on the business;
•	regulatory environment of the industry;
•	costs associated with effecting the business combination;
•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a Rezolve, we conducted an extensive due diligence review which encompassed, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which was made available to us. This due diligence review was conducted by our management.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, our charter requires that we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold; however, our board may nevertheless choose to obtain such an opinion in connection with any proposed transaction.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In the event that our anchor investors purchase all of the units that they have collectively expressed an interest in purchasing in our initial public offering and vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination. We have no specified maximum percentage threshold for redemptions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to redeem their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 15 months (or 18 months if we extend the period of time to consummate a business combination) from the closing of our initial public offering in order to be able to receive a pro rata share of the trust account.

Our sponsor, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to redeem their shares, our officers, directors, sponsor, or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

In the event that our anchor investors vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination. We intend to give not less than 10 days nor more than 60 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreement of our sponsor, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 15 months (or 18 months if we extend the period of time to consummate a business combination) from the closing of our initial public offering to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 15 months (or 18 months if we extend the period of time to consummate a business combination) from the closing of our initial public offering unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following our 15th month or if extended, 18th month, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by our sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 15th month or if extended, 18th month and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering and the sale of the private shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 15 months (or 18 months if we extend the period of time to consummate a business combination) from the closing of our initial public offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 15 months (or 18 months if we extend the period of time to consummate a business combination) from the closing of our initial public offering, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
•

if our initial business combination is not consummated within 15 months (or 18 months if we extend the period of time to consummate a business combination) from the closing of our initial public offering, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

•	upon the consummation of our initial public offering, $150.0 million shall be placed into the trust account;
•	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
•	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
•	our obligation to redeem or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
•	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 2005 Market Street, Suite 3120, Philadelphia, PA 19103. The cost for this space is included in the $10,000 per-month fee to our sponsor. We will be charged for general and administrative services commencing on the date of this Annual Report pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and will have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending September 30, 2022 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to our Search For, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 15 months (or 18 months if we extend the period of time to consummate a business combination) before receiving distributions from the trust account.

We have 15 months from the closing of our initial public offering (or 18 months if we extend the period of time to consummate a business combination) in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to redeem or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Annual Report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Annual Report would not be applicable and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Annual Report although we have no current intention to do so. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to redeem their shares or sell them to us in a tender offer in connection with any proposed business combination as described in this Annual Report.

If the net proceeds of our initial public offering and the sale of the private shares not being held in trust are insufficient to allow us to operate for at least the next 15 months (or 18 months if we extend the period of time to consummate a business combination), we may be unable to complete a business combination.

Of the net proceeds of our initial public offering and the sale of the private shares, only approximately $1,095,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that, such funds will be sufficient to allow us to operate for at least the 15 months from the closing of our initial public offering (or 18 months from such date if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the trust account and all interest available to us, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be non-interest bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares of common stock at a price of $10.00 per share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

•	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock,
•	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
•	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional shares of common stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

The representative may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged the representative to assist us in connection with our initial business combination. We will pay the representative a cash fee for such services in an aggregate amount equal to up to 2.25% of the total gross proceeds of our initial public offering only if we consummate our initial business combination. We will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of our initial business combination. Additionally, we will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if the representative introduces us to the target business with which we complete a business combination. These financial interests may result in the representative having a conflict of interest when providing the services to us in connection with an initial business combination.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their redemption rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise redemption rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek redemption of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock redeemed to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. The ability to seek redemption while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

The exercise of our initial stockholders’ discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in the best interests of our stockholders.

In the period leading up to the closing of the business combination, events may occur that, pursuant to the Business Combination Agreement, would require us to agree to amend the Business Combination Agreement, to consent to certain actions taken by Rezolve, or to waive rights that we are entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Rezolve’s business, a request by Rezolve to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement, or the occurrence of other events that would have a material adverse effect on Rezolve’s business and would entitle us to terminate the Business Combination Agreement. In any such circumstances, it would be at our discretion, acting through our board of directors, to grant its consent or waive those rights. The existence of the financial and personal interests of our officers and directors described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what they may believe is best for us and what we may believe is best for ourselves in determining whether or not to take the requested action.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate a business combination even where a substantial number of public stockholders seek to redeem their shares to cash in connection with the vote on the business combination.

We have no specified percentage threshold for redemption in our amended and restated certificate of incorporation. As a result, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares. However, in no event will we consummate an initial business combination unless we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of our initial business combination.

Our current stockholders will experience immediate dilution as a consequence of the issuance of shares in Rezolve as consideration in the business combination. Having a minority share position may reduce the influence that our current stockholders have on the management of Rezolve following the business combination.

After the business combination, assuming no redemptions of shares in Armada for cash and excluding any shares that may be issued pursuant to the Purchase Price Adjustment, our current public stockholders will own approximately 7.5% of Rezolve, our sponsor will own approximately 2.8% of Rezolve, our PIPE investors will own approximately 1% of Rezolve, and Rezolve’s existing shareholders (including its convertible noteholders) will own approximately 88.8% of Rezolve. The minority position of the former Armada stockholders will give them limited influence over the management and operations of Rezolve following the business combination.

Our current stockholders will experience significant dilution if the public warrants are exercised.

After the business combination, and assuming no redemptions of shares in Armada for cash, our current public stockholders will own public warrants representing less than 0.5% of Rezolve on a fully-diluted basis. If the public warrants are exercised, our current stockholders will experience significant dilution.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we redeem his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and specifically in the last nine months, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity would likely purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private shares will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private shares prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China and has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations and we expect that it will take significant time before the vaccines are available and accepted on a significant scale globally. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risks Factors” section, such as those related to the market for our securities and cross-border transactions.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Subsequent to the Closing, Rezolve may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could materially adversely affect its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence we conducted on Rezolve revealed all material issues that may be present in Rezolve, that it would uncover all material issues through customary due diligence, or that factors outside of our and Rezolve’s control will not later arise. As a result, Rezolve may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analyses. Even though these charges may be noncash items and not have an immediate impact on the liquidity of Rezolve, the incurrence of charges of this nature could contribute to negative market perceptions about Rezolve or its securities. In addition, charges of this nature may cause Rezolve to be unable to obtain future financing on favorable terms, or at all.

The requirement that we complete an initial business combination within the prescribed period of time may give potential target businesses leverage over us in negotiating a business combination.

We have 15 months (or 18 months if we extend the period of time to consummate a business combination) from the closing of our initial public offering to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may extend our time period to consummate our initial business combination for an additional three months and accordingly have a total of 18 months from the closing of our initial public offering to consummate a business combination without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith.

We will have until 15 months from the closing of our initial public offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination) without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith. Pursuant to the terms of our second amended and restated certificate of incorporation and subject to deposit of additional funds by our sponsor or its affiliates or designees into our trust account as set forth thereunder, we may effectuate such extension without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection with the proposed extension.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our sponsor, officers, directors or their affiliates. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination if we do not obtain such an opinion.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Risks Relating to Our Sponsor and Management Team

Past performance by our management team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Resolve’s management team has limited experience managing a public company.

The current members of Rezolve’s management team have limited experience managing a U.S. publicly-traded company, and most do not have experience interacting with public company investors and complying with the complex laws, rules and regulations that govern public companies. The management team in place following the business combination may not be able to successfully or efficiently manage Rezolve’s transition to being a public company.

As a public company, Rezolve will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the NYSE Rules. The Sarbanes-Oxley Act requires, among other things, that a company maintain effective disclosure controls and procedures (“DCP”) and internal controls over financial reporting (“ICFR”). The management team’s limited experience operating a public company may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. To date, Rezolve’s management team has not had to conduct a review of its DCP and ICFR for the purposes of such reporting requirements, and Rezolve’s management team will need to devote a substantial amount of time to these compliance initiatives and may need to add personnel in areas such as accounting, financial reporting, investor relations and legal in connection with operations as a public company. Ensuring that Rezolve has adequate internal financial and accounting controls and procedures in place is a costly and time consuming effort that needs to be reevaluated frequently. Rezolve’s compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention.

Additionally, pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act (“Section 404”), Rezolve will be required to furnish certain certifications and reports by its management on its ICFR, which, after it is no longer an emerging growth company, must be accompanied by an attestation report on ICFR issued by its independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, Rezolve will document and evaluate its ICFR, which is both costly and challenging. Implementing any appropriate changes to its internal controls may require specific compliance training for Rezolve’s directors, officers and employees, entail substantial costs to modify its existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of its ICFR, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase its operating costs and could materially impair its ability to operate its business. Moreover, effective internal controls are necessary for Rezolve to produce reliable and timely financial reports and are important to help prevent fraud. Any failure by Rezolve to file its periodic reports in a timely manner may cause investors to lose confidence in its reported financial information and may lead to a decline in the price of its common stock.

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Additionally, each of our independent directors is a member of our sponsor. As a result, they may have a conflict of interest in determining whether to enforce our sponsor’s indemnification obligations. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor has waived its right to redeem its founder shares or any other shares purchased in our initial public offering or thereafter, or to receive distributions from the trust account with respect to its founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior our initial public offering, as well as any private shares purchased by our officers or directors, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see the sections titled “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.”

Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote, in particular because our initial shareholders will own a higher interest in us than most other similarly structured blank check companies.

Upon consummation of our initial public offering, our initial stockholders owned approximately 28% of our issued and outstanding shares of common stock (assuming they and the anchor investors do not purchase any units in the initial public offering ). This is different from most other offerings similar to ours where the founder shares represent less than 28% of all the issued and outstanding shares after the initial public offering, which may allow our initial stockholders to exert more control over us as more fully discussed below.

Other than the anchor investors, none of our sponsor, officers, directors, or their affiliates has indicated any intention to purchase units in our initial public offering or any units or shares of common stock in the open market or in private transactions. However, our sponsor, officers, directors, or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering as well as any shares of common stock acquired by them in our initial public offering or in the aftermarket in favor of such proposed business combination. As a result, in addition to founder shares and private shares (assuming all of these shares are voted in favor of the transaction, the underwriters’ over-allotment option is not exercised and that none of the sponsor and our officers or directors purchase any public shares in the offering or the aftermarket), we would need 5,547,000 of our public shares (or approximately 32.1% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming all outstanding shares are voted), or we would not need any public shares to be voted in favor of the transaction (assuming shares representing only a quorum are voted) and the over-allotment option is not exercised, and that the sponsor and our officers or directors do not purchase any public shares in the offering or the aftermarket). In addition, in the event that our anchor investors purchase all of the units that they have collectively expressed an interest in purchasing in our initial public offering and vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under applicable corporate law for up to 15 months (or 18 months if we extend the period of time to consummate a business combination). If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Risks Relating to Our Securities

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

At the time of our initial public offering, our sponsor had invested in us an aggregate of $4,631,400, comprised of the $36,400 purchase price for the founder shares and the $4,595,000 purchase price for the private shares. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,087,500 founder shares would have an aggregate implied value of $50,875,000. Even if the trading price of our common stock was as low as $0.91 per share, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team's financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

Our anchor investors have purchased approximately 99% of the units sold in our initial public offering. As a result, the trading volume, volatility and liquidity for our shares could be reduced, the trading price of our shares could be adversely affected and other investors could be prevented from influencing significant corporate decisions.

Our anchor investors have purchased an aggregate of approximately 99% of the units in our initial public offering. The post-offering trading volume, volatility and liquidity of our securities may be reduced relative to what they would have been had the units been more widely offered and sold to other public investors. As a result, we may not be able to meet Nasdaq’s continued listing standards. See “ – Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

So long as our anchor investors hold a substantial portion of the units purchased, our sponsor and the anchor investors would collectively have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, in the event that the anchor investors continue to hold the shares included in the units and vote such shares in favor of our initial business combination, we would not need any additional public shares sold in our initial public offering to be voted in favor of our initial business combination to have our initial business combination approved. Moreover, although the anchor investors are not contractually obligated to vote in favor of our business combination, their interest in our founder shares may provide an incentive for them to do so. This potential concentration of influence could be disadvantageous to other public stockholders, who may have interests that are different from those of our sponsor and the anchor investors. In addition, this potential significant concentration of stock ownership may adversely affect the trading price of our common stock, because investors often perceive disadvantages in owning stock in companies with concentrated ownership, and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

Since our anchor investors acquired an interest in founder shares from our sponsor in connection with the closing of our initial public offering, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

Our anchor investors purchased directly from our sponsor membership interests reflecting the allocation of certain founder shares to them, and paid only a nominal amount for those membership interests. Accordingly, the anchor investors will share in any appreciation in the value of the founder shares above that nominal amount, provided that we successfully complete a business combination. Moreover, as the anchor investors acquired all of the units in the initial public offering for a purchase price of $10.00 per unit and acquired an interest in 1,312,500 founder shares for a price of $0.006 per share, and assuming each warrant has no value and without taking into account any liquidity discount on the founder shares, the anchor investors paid an effective price of $9.19 per share of common stock acquired, as compared to the $10.00 per share paid by the other public stockholders in our initial public offering. As a result, the anchor investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the market price of our public securities declines in value below the price to the public in our initial public offering and the business combination is not profitable for other public stockholders. In addition, as discussed above, if the anchor investors retain a substantial portion of their interests in our public shares and if the anchor investors vote those public shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other public stockholder votes their shares. You should consider the anchor investors’ financial incentive to complete an initial business combination when evaluating whether to invest in our securities and/or redeem your shares prior to or in connection with an initial business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase up to 7,500,000 shares of common stock as part of the units sold in our initial public offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

You will not be permitted to exercise your warrants unless we register and qualify the underlying common stock or certain exemptions are available.

If the issuance of the shares of common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the common stock included in the units.

We are registering the common stock issuable upon exercise of the warrants in the registration statement of which this prospectus forms a part because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our internal business combination under the terms of the warrant agreement, we have agreed that we will use our best efforts to file with the SEC as soon as practicable after the business combination a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration under the Securities Act of the common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 90 business days following our initial business combination and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

The holders of the founder shares are entitled to make a demand that we register the resale of the founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private shares and any shares of common stock our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the private shares and any other shares of common stock we issue to them commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if Nasdaq determines that the listing of the company to be acquired is against public policy at that time.

If Nasdaq delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity with respect to our securities;
•	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Rezolve will be required to meet the initial listing requirements to be listed on Nasdaq, which it may not be able to do. Even if Rezolve’s securities are so listed, Rezolve may be unable to maintain the listing in the future.

If, following the business combination, Rezolve fails to meet the initial listing requirements and Nasdaq does not list its securities on its exchange, Rezolve could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	a limited amount of news and analyst coverage for Rezolve; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Any of the foregoing could materially adversely affect Rezolve’s financial condition, results of operations and prospects.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering and the sale of the private shares are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and the sale of the private shares and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units became immediately tradable and we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business — Comparison to offerings of blank check companies subject to Rule 419.”

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.

If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than courts of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this Annual Report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only 15 months (or 18 months if we extend the period of time to consummate a business combination) from the closing of our initial public offering. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after the initial public offering and the purchase of the private shares, there were 70,665,500 authorized but unissued shares of common stock available for issuance after appropriate reservation for the issuance of the shares underlying the public warrants. Immediately after the consummation of our initial public offering, there were no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share redemption amount in the trust account. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of investors in our initial public offering;
•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
•	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share redemption amount in the trust account.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder and may therefore bring a claim in another appropriate forum. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision will not apply to actions brought under the Securities Act, or the rules and regulations thereunder.

General Risk Factors

We are a newly formed company with a very limited operating history and, accordingly, you will not have any substantial basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with very limited operating results to date. Since we do not have a substantial operating history, you will have a very limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2021, we had cash of $657,590 and a working capital of $733,814 (excluding deferred offering costs). Further, we expect to incur significant costs in pursuit of financing plans and our initial business combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. If we are unable to complete our business combination by the date that is 15 months (or 18 months if we extend the period of time to consummate a business combination) from the closing of our initial public offering, we will: (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate an initial business combination or our inability to continue as a going concern.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than approximately $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of franchise and income tax (less, in the case we are unable to complete our initial business combination, $100,000 of dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than approximately $10.00 per share.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any March 31 before that time, in which case we would no longer be an emerging growth company as of the following September 30. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior March 31, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior March 31. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending September 30, 2022. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our executive offices at 2005 Market Street, Suite 3120, Philadelphia, Pennsylvania 19103.

ITEM 3. LEGAL PROCEEDINGS

We may be party to various claims and legal proceedings from time to time. We are not subject to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units began trading on Nasdaq under the symbol “AACIU” on August 13, 2021. On November 16, 2021, we announced that holders of our Units could elect to separately trade the Common Stock and Warrants included in the Units. On November 16, 2021, our Common Stock and Warrants began trading on Nasdaq under the symbols “AACI” and “AACIW,” respectively. Each Unit consists of one share of Common Stock and one half of one Redeemable Warrant. Each warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated August 12, 2021 which was filed with the SEC on August 16, 2021. Please see “Note 3. Initial Public Offering” in the Notes to our audited financial statements for the year ended September 30, 2021 for additional information.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on Nasdaq for the period from November 5, 2020 (inception) through September 30, 2021.

	Units (AACIU)				Common Stock (AACI)				Warrants (AACIW)
	High		Low		High		Low		High		Low
Year ended September 30, 2021:
Quarter ended December 31, 2020	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended March 31, 2021	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended June 30, 2021	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended September 30, 2021		$9.97		$9.76	$	N/A	$	N/A	$	N/A	$	N/A

(b) Holders

At December 8, 2021, there were 1 holder of record of our Units, 8 holders of record of our separately traded common stock, and 1 holder of record of our separately traded Warrants.

(c) Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. References to the “Company,” “us” or “we” refer to Armada Acquisition Corp. I.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

If we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the period from November 5, 2020 (inception) through September 30, 2021, we incurred a loss from operations of $469,951, including franchise tax of $26,113. Net loss for the Company of $468,899 included the loss from operations, partially offset by interest income from the Trust Account of $1,052. Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the investments held in the Trust Account. As of September 30, 2021, $150,001,052 was held in the Trust Account and we had cash outside of trust of $657,590 and $93,467 in accounts payable and accrued expenses.

We will have 15 months (or 18 months if extended) from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from November 5, 2020 (inception) through September 30, 2021, the Company paid $20,000 under this agreement.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside our Trust Account of $657,590, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

On August 17, 2021, we completed the sale of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 459,500 shares of common stock (“Private Shares”), at a price of $10.00 per share for an aggregate purchase price of $4,595,000.

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus for the IPO to purchase up to 2,250,000 additional units to cover over-allotments, if any. On October 1, 2021 this option expired unused.

Following our IPO and the sale of the Private Shares, a total of $150,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred $3,537,515 in IPO related costs, including $1,500,000 of underwriting fees and $2,037,515 of other costs.

As of September 30, 2021, we had marketable securities held in the Trust Account of $150,001,052 (including $1,052 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the year ended September 30, 2021, cash used in operating activities was $525,829. Net loss of $468,899 was impacted primarily by $506,520 in payments for prepaid expenses partially offset by changes in operating assets and liabilities of $119,138 and the amortization of prepaid expenses.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 franchise tax was calculated using a partial year proration and amounted to $25,671. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Shares at a price of $10.00 per Private Share. As of September 30, 2021, no Working Capital Loans have been issued.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for the 15 month period from the closing of our initial public offering (or 18 months from such date if we extend the period of time to consummate a business combination). However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In connection with the execution of the Business Combination Agreement, we and Cayman NewCo entered into certain subscription agreements, each dated December 17, 2021 (the “Subscription Agreements”), with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 2,050,000 ordinary shares (the “PIPE Shares”) of Cayman NewCo (together, the “Subscriptions”), for a purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million to be issued substantially concurrently with the consummation of the Business Combination. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions. Under the Business Combination Agreement, either we or Rezolve may termination the Business Combination Agreement if the aggregate transaction proceeds (excluding any amount pursuant to the Subscription Agreement to which Apeiron Investment Group Limited is party and any other amounts invested by the investors specified in the Business Combination Agreement) provided or committed to be provided are not more than $50 million If we are unable to complete a business combination (including the Business Combination) because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the IPO. We incurred offering costs amounting to $3,537,515 as a result of the IPO consisting of a $1,500,000 underwriting commissions, and $2,037,515 of other offering costs.

Redeemable Shares of Common Stock

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 15,000,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

All of the common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

Net Loss per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period presented.

Accretion of the carrying value of common stock subject to redemption value is excluded from net income per common stock because the redemption value approximates fair value.

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

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse our sponsor for office space, secretarial and administrative services not to exceed $10,000 per month from the date of closing of the Public Offering. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Financial Advisory Fee

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to one (1.0) percent of the aggregate proceeds of the IPO, or $1,500,000, upon closing of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. On August 18, 2021, we paid to CCM in aggregate of $1,500,000. CCM has agreed to defer the payment of the portion of the advisory fee attributable to over-allotment option until the consummation of the initial Business Combination. CCM is engaged to represent our interests only. We have also engaged CCM as an advisor in connection with the initial Business Combination for which it will earn an advisory fee of 2.25% of the gross proceeds of the IPO, or $3,375,000, payable at closing of the Business Combination. On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in no additional fees and commissions related to the over-allotment option to be not payable to CCM by the Company.

Business Combination Marketing Agreement

We engaged the representative of the underwriter as an advisor in connection with Business Combination to assist in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the initial Business Combination and assist us with press releases and public filings in connection with the Business Combination. We will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000. We will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of the initial Business Combination. Additionally, we will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces us to the target business with which the Company completes a Business Combination.

Right of First Refusal

If we determine to pursue any equity, equity-linked, debt or mezzanine financing relating to or in connection with an initial Business Combination, then Northland Securities, Inc. shall have the right, but not the obligation, to act as book running manager, placement agent and/or arranger, as the case may be, in any and all such financing or financings. This right of first refusal extends from the date of the IPO until the earlier of the consummation of an initial Business Combination or the liquidation of the Trust Account if the Company fails to consummate a Business Combination during the required time period.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On October 1, 2021 the underwriters’ over-allotment option expired unused .

The underwriters were paid a cash underwriting discount of 1.0% of the gross proceeds of the IPO, or $1,500,000 .

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARMADA ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Armada Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Armada Acquisition Corp. I (the “Company”) as of September 30, 2021, the related statements of operations, stockholders’ deficit and cash flows for the period from November 5, 2020 (inception) through September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the period from November 30, 2020 (inception) through September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of September 30, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
December 29, 2021

ARMADA ACQUISITION CORP. I
BALANCE SHEET
SEPTEMBER 30, 2021

Assets
Cash	$657,590
Prepaid expenses	259,580
Total current assets	$917,170
Prepaid expenses	201,282
Investment held in Trust Account	150,001,052
Total Assets	$151,119,504
Liability and Stockholders’ Equity
Current liability:
Accounts payable and accrued expenses	$93,467
Taxes payable	25,671
Accrued offering costs	89,889
Total current liability	209,027
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 15,000,000 shares at redemption value of $10 per share	150,000,000
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,834,500 shares issued and outstanding(1) excluding 15,000,000 shares subject to possible redemption	683
Additional paid-in capital	1,378,693
Accumulated deficit	(468,899)
Total stockholders’ equity	910,477

Total Liabilities and Stockholders’ Equity	$151,119,504

(1)	Includes up to 1,125,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On October 1, 2021 the underwriter’s over-allotment option expired unused resulting in the forfeiture of these shares.

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM NOVEMber 5, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Formation and operating costs	$184,105
Stock-based compensation	285,846
Loss from operations	(469,951)
Other income
Trust interest income	1,052
Total other income	1,052
Net loss	$(468,899)

Basic and diluted weighted average shares outstanding(1)	5,993,985
Basic and diluted net loss per share	$(0.08)

(1)	Excludes 1,125,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On October 1, 2021 the underwriter’s over-allotment option expired unused resulting in the forfeiture of these shares.

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 5, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares(1)	Amount	Paid-in Capital	Deficit	Equity
Balance as of November 5, 2020 (inception)	—	$—	$—	$—	$—
Common Stock issued to Sponsor	6,212,500	621	35,424	—	36,045
Issuance of Representative shares	250,000	25	(25)	—	—
Representative shares returned to the Company	(87,500)	(9)	9	—	—
Sale of 459,500 Private Placement Shares	459,500	46	4,594,954	—	4,595,000
Fair value of warrants included in the 15,000,000 Units sold through public offering, net of offering costs			11,424,074		11,424,074
Stock-based compensation			285,846		285,846
Subsequent remeasurement of common stock subject to possible redemption	—	—	(14,961,589)	—	(14,961,589)
Net loss	—	—	—	(468,899)	(468,899)
Balance as of September 30, 2021	6,834,500	$683	$1,378,693	$(468,899)	$910,477

(1)	Includes up to 1,125,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On October 1, 2021 the underwriter’s over-allotment option expired unused resulting in the forfeiture of these shares.

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 5, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(468,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	45,658
Interest earned on investments held in Trust Account	(1,052)
Stock-based compensation	285,846
Changes in current assets and liabilities:
Taxes payable	25,671
Accrued expenses	93,467
Prepaid assets	(506,520)
Net cash used in operating activities	(525,829)

Cash Flows from Investing Activity:
Principal deposited in Trust Account	(150,000,000)
Net cash used in investing activity	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	148,500,000
Proceeds from private placement	4,595,000
Proceeds from sale of common stock to initial shareholders	36,045
Advances from related parties	230,352
Payment of deferred offering costs	(1,947,626)
Repayment of advances from related parties	(230,352)
Net cash provided by financing activities	151,183,419

Net change in cash	657,590
Cash, November 5, 2020 (inception)	—
Cash, end of the period	$657,590

Supplemental disclosure of noncash investing and financing activities
Accrued offering costs	89,889
Initial value of common stock subject to possible redemption	$150,000,000

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 31, 2021

Note 1 — Organization, Business Operations and Going Concern

Armada Acquisition Corp. I (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We have engaged in preliminary discussions with potential business combination targets but have not yet selected a target business with which to consummate our initial business combination. The Company intends to concentrate its efforts identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company has selected September 30 as its fiscal year end.

The Company’s sponsor is Armada Sponsor LLC (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on August 12, 2021 (the “Effective Date”). On August 17, 2021, the Company commenced the IPO of 15,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”).

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 459,500 shares of common stock (“Private Shares”), at a price of $10.00 per share for an aggregate purchase price of $4,595,000.

Transaction costs amounted to $3,537,515 consisting of $1,500,000 of underwriting commissions, and $2,037,515 of other offering costs.

Following the closing of the IPO on August 17, 2021 after releasing funds to the Company to be held outside of the Trust, $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO was held in a Trust Account (“Trust Account”) and has been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding public shares if it has not completed a Business Combination in the required time period The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (as defined below) (excluding deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

In connection with any proposed Business Combination, the Company will either (1) seek stockholders approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholders approval of a proposed Business Combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in its discretion.

The shares of common stock subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 15 months (or 18 months if extended) from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed (i) to vote any shares owned by them in favor of any proposed Business Combination, (ii) not to redeem any shares in connection with a stockholder vote to approve a proposed initial Business Combination or sell any shares to the Company in a tender offer in connection with a proposed initial Business Combination, (iii) that the founders’ shares will not participate in any liquidating distributions from the Company’s Trust Account upon winding up if a Business Combination is not consummated.

The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The agreement to be entered into by the Sponsor will specifically provide for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

As of September 30, 2021, the Company had $657,590 in its operating account and working capital of $733,814, excluding taxes payable.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs to date have been satisfied through the $36,045 proceeds received from the sale of its Founder Shares (as defined below) to the Sponsor, the advances of $230,352 from the Sponsor to cover the Company’s offering costs in connection with the IPO, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the advances from Sponsor was fully repaid on August 17, 2021.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart the Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $657,590 in cash and no cash equivalents as of September 30, 2021.

Investment Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as described below).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with IPO

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the IPO. The Company incurred offering costs amounting to $3,537,515 as a result of the IPO consisting of a $1,500,000 underwriting commissions, and $2,037,515 of other offering costs.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 15,000,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital.

As of September 30, 2021, the common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$150,000,000
Less:
Proceeds allocated to public warrants	(11,700,000)
Common stock issuance costs	(3,261,589)
Plus:
Remeasurement adjustment of carrying value of common stock subject to redemption to its redemption value	14,961,589
Common stock subject to possible redemption	$150,000,000

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period presented.

Accretion of the carrying value of common stock subject to redemption value is excluded from net income per common stock because the redemption value approximates fair value.

	For the period from November 5, 2020 (inception) through September 30, 2021
	Subject to redemption	Not Subject to redemption
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(160,012)	$(308,887)

Denominator
Weighted-average shares outstanding	2,045,455	3,948,530
Basic and diluted net loss per share	$(0.08)	$(0.08)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period from November 5, 2020 (inception) through September 30, 2021.

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

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Stock Based Compensation

On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. The aggregate fair value of these shares was $509,552 at issuance. At September 30, 2021, $285,846 compensation expense was recognized related to these shares that were vested.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 459,500 Private Shares, at a price of $10.00 per Private Share, for an aggregate purchase price of $4,595,500 in a private placement. The proceeds from the sale of the Private Shares was added to the proceeds of the IPO and placed in a U.S.-based trust account. If the Company does not complete an initial Business Combination within 15 months (or 18 months if extended) from the closing of the IPO, the proceeds from the sale of the Private Shares will be included in the liquidating distribution to the public stockholders and the Private Shares will be worthless.

Note 5 — Related Party Transactions

Founder Shares

On February 3, 2021, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of common stock, par value $0.0001. On June 16, 2021, the Sponsor purchased an additional 700,000 shares of common stock at a purchase price of $0.006 per share, or an aggregate $4,070, and transferred 50,000 shares to its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. On July 23, 2021, the Sponsor purchased an additional 1,200,000 shares of common stock at a purchase price of $0.006 per share, or an aggregate $6,975, resulting in the Sponsor holding an aggregate of 6,007,500 shares of common stock and the Chief Executive Officer, President and independent directors holding an aggregate of 205,000 shares of common stock (such shares, collectively, the “Founder Shares”). The Founder Shares include an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in 1,125,000 founder shares forfeited to the Company for no consideration (see Note 10).

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

Additionally, upon consummation of the IPO, the Sponsor sold membership interests in the Sponsor to 10 anchor investors that purchased 9.9% of the units sold in the IPO. The Sponsor sold membership interests in the Sponsor entity reflecting an allocation of 131,250 Founder Shares to each anchor investor, or an aggregate of 1,312,500 Founder Shares to all 10 anchor investors, at a purchase price of approximately $0.006 per share. The Company estimated the aggregate fair value of these founder shares attributable to each anchor investor to be $424,491, or $3.23 per share. The Company has offset the excess of the fair value against the gross proceeds from these anchor investors as a reduction in its additional paid-in capital in accordance with Staff Accounting Bulletin Topic 5A.

Representative Common Stock

On February 8, 2021, EarlyBirdCapital, Inc. and Northland Securities, Inc. (“Northland”) purchased 162,500 and 87,500 shares of common stock (“representative shares”), respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00. On May 29, 2021, Northland returned 87,500 shares of common stock to the Company, for no consideration, which were subsequently cancelled.

The representative shares are identical to the public shares included in the Units being sold in the IPO, except that the representative shares are subject to certain transfer restrictions, as described in more detail below.

The holders of the representative shares have agreed not to transfer, assign or sell any such shares until 30 days after the completion of an initial Business Combination. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete an initial Business Combination within 15 months (or 18 months if extended) from the closing of the IPO.

Promissory Note—Related Party

On February 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2021 or the closing of the IPO. The Company borrowed $230,352 under the promissory note and the Company repaid in full upon settlement of funds from the IPO on August 17, 2021.

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares at a price of $10.00 per share. The shares would be identical to the Private Shares. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

Administrative Service Fee

Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, the Company accrued $20,000 administrative service fee.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the IPO, as well as the holders of the representative shares, Private Shares and any shares the Company’s Sponsor, officers, directors or their affiliates may issue in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities (other than the holders of the representative shares) are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Shares and shares issued to the Company’s Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 2,250,000 units to cover over-allotments, if any.

The underwriters were paid a cash underwriting discount of 1.0% of the gross proceeds of the IPO, or $1,500,000 (and are entitled to an additional $225,000 of deferred underwriting commission payable at the time of an initial Business Combination if the underwriters’ over-allotment is exercised in full). On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in the $225,000 deferred underwriting commission to be not payable to the underwriter (see note 10).

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to one (1.0) percent of the aggregate proceeds of the IPO, or $1,500,000, upon closing of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. On August 18, 2021, the Company paid to CCM in aggregate of $1,500,000. CCM has agreed to defer the payment of the portion of the advisory fee attributable to over-allotment option until the consummation of the initial Business Combination. CCM is engaged to represent the Company’s interests only. The Company will also engage CCM as an advisor in connection with the initial Business Combination for which it will earn an advisory fee of 2.25% of the gross proceeds of the IPO, or $3,375,000, payable at closing of the Business Combination. On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in no additional fees and commissions related to the over-allotment option to be not payable to CCM by the Company (see Note 10).

Business Combination Marketing Agreement

The Company engaged the representative of the underwriter as an advisor in connection with Business Combination to assist in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000. The Company will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of the initial Business Combination. Additionally, the Company will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the date of this prospectus, unless such payment would not be deemed underwriters’ compensation in connection with this offering pursuant to FINRA Rule 5110. On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in no additional marketing fees related to the over-allotment option to be not payable to the representative on the underwriter by the Company (see Note 10).

Right of First Refusal

If the Company determines to pursue any equity, equity-linked, debt or mezzanine financing relating to or in connection with an initial Business Combination, then Northland Securities, Inc. shall have the right, but not the obligation, to act as book running manager, placement agent and/or arranger, as the case may be, in any and all such financing or financings. This right of first refusal extends from the date of the IPO until the earlier of the consummation of an initial Business Combination or the liquidation of the Trust Account if the Company fails to consummate a Business Combination during the required time period.

Note 7 — Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common stock—The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021, there were 6,834,500 shares of common stock issued and outstanding (excluding 15,000,000 shares subject to redemption). On February 3, 2021, affiliates of the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Founder Shares. On February 8, 2021, EarlyBirdCapital, Inc. and Northland purchased 162,500 and 87,500 representative shares, respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00.

On May 29, 2021, Northland returned 87,500 shares of common stock to the Company, for no consideration, which were subsequently cancelled and on June 16, 2021, the Sponsor purchased an additional 700,000 shares of common stock at a purchase price of $0.006 per share, resulting in the Sponsor holding an aggregate of 5,012,500 shares of common stock. On June 16, 2021, the Sponsor transferred 50,000 shares to its Chief Executive Officer and to its President and 35,000 shares to each of its three outside directors. The Founder Shares include an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On October 1, 2021 the underwriter’s over-allotment option expired unused resulting in 1,125,000 founder shares forfeited to the Company for no consideration. As of September 30, 2021, there were 6,834,500 shares of common stock issued and outstanding, excluding 15,000,000 shares subject to redemption.

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, in whole and not in part:

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

Note 8 – Income Tax

The Company’s net deferred tax assets are as follows:

September 30, 2021
Deferred tax asset
Organizational costs/Startup expenses	$32,957
Stock-based compensation	60,028
Federal net operating loss	5,484
Total deferred tax asset	98,469
Valuation allowance	(98,469)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

September 30, 2021
Federal
Current	$—
Deferred	98,469

State
Current	—
Deferred	—
Change in valuation allowance	(98,469)
Income tax provision	$—

As of September 30, 2021, the Company has $26,113 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from November 5, 2020 (inception) through September 30, 2021, the change in the valuation allowance was $98,469.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	0.00%
Permanent Book/Tax Differences	0.00%
Change in valuation allowance	(21.00)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9 — Recurring Fair Value Measurements

The Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

There were no transfers between Levels 1, 2 or 3 during the period from November 5, 2020 (inception) through September 30, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this audit, other than as described in these financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 1, 2021 the underwriter’s over-allotment option expired unused.

On November 16, 2021 the common stock and warrants included in the Units began to trade separately on the Nasdaq Global Market (“Nasdaq”) under the symbols “AACI” and “AACIW”, respectively.

The Business Combination Agreement

On December 17, 2021, the Company announced that it entered into a business combination agreement, dated as of December 17, 2021, with Rezolve Limited, a private limited liability company registered under the laws of England (“Resolve”) and Wales, Rezolve Group Limited, a Cayman Islands exempted company (“Cayman NewCo”), and Rezolve Merger Sub, Inc., a Delaware corporation (“Rezolve Merger Sub”) (such business combination agreement, the “Business Combination Agreement,” and such business combination, the “Business Combination”).

Pursuant to the terms of the Business Combination Agreement, Armada, Cayman NewCo, Rezolve and Rezolve Merger Sub will effect a series of transactions, of among other things:

•	company reorganization pursuant to which Cayman NewCo will enter into a transfer and exchange agreement (the “Transfer and Exchange Agreement”), pursuant to which, each Key Company Shareholder (as defined in the Business Combination Agreement) will transfer to Cayman NewCo his, her or its respective shares of Rezolve in exchange for ordinary shares in Cayman NewCo, such that following the effectiveness of such transfers, the Key Company Shareholders will own the same proportionate equity interests of Cayman NewCo that such Key Company Shareholders owned t immediately before such transfers (with the balance of the other shares of Rezolve to be transferred to Cayman NewCo in exchange for an equivalent number and class of shares in Cayman NewCo) and, immediately thereafter, each Key Company Shareholder will transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo so received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration in accordance with the terms and conditions set forth in the Business Combination Agreement and in such Transfer and Exchange Agreement (with all other shareholders of Rezolve to transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration) (the “Company Reorganization”); and

•	following the Company Reorganization, but in no event earlier than ten (10) days following the effectiveness of each of the transactions contemplated by the Company Reorganization: (a) Rezolve Merger Sub shall be merged with and into Armada whereupon Rezolve Merger Sub will cease to exist and with Armada surviving the Merger as a subsidiary of Cayman NewCo; and (b) Armada shall loan all of its remaining cash in the Trust Account to Cayman NewCo in exchange for a promissory note, to enable Cayman NewCo to fund working capital and transaction expenses. Pursuant to the Merger, all of the outstanding securities of Armada will be converted into the right to receive an equivalent number of securities of Cayman NewCo of the same type and with the same terms.

As a result of the Business Combination (i) the shareholders of Rezolve will receive a number of Cayman NewCo ordinary shares equal to (A) the quotient obtained by dividing (x) $1,750,000,000 by (y) $10.00 minus (B) the Outstanding Warrant Number (as defined in the Business Combination) and minus (C) the Acquisition Shares (as defined in the Business Combination Agreement) (to the extent such Acquisition Shares are not already issued on or prior to the Company Reorganization Date), and (ii) the combined company will pay or cause to be paid all of the transaction expenses. The proposed business combination values Rezolve at a pro forma enterprise value of approximately $1.8 billion and a pro forma market capitalization of approximately $2 billion.

Upon the closing of the transactions, the combined company will be named Rezolve Group Limited and will continue to be listed on The Nasdaq Stock Market LLC under the new ticker symbol “ZONE.”

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (i) entity organization and qualification, (ii) capitalization, (iii) authorization to enter into such agreements, (iv) financial statements, (v) consents and requisite government approvals, (vi) licenses and permits, (vii) material contracts, (viii) absence of changes, (ix) litigation, (x) compliance with law, (xi) employee plans, (xii) environmental matters, (xiii) intellectual property, (xiv) labor matters, (xv) insurance, (xvi) tax matters, (xvii) brokers, (xviii) real and personal property, (xix) transactions with affiliates, (xx) data privacy and security, (xxi) compliance with international trade laws, (xxii) information supplied, and (xxiii) regulatory compliance.

Covenants

The Business Combination Agreement includes customary covenants of the parties with respect to the operation of Rezolve’s business prior to the consummation of the Business Combination, and, as applicable, efforts to satisfy the conditions to consummation of the Business Combination. The Business Combination Agreement also contains additional covenants of the parties, including, among others, covenants providing for the parties to use their reasonable best efforts to obtain all consents, approvals, authorizations, qualifications and orders of Governmental Authorities and other persons to fulfill the conditions therein, as set forth in the Business Combination Agreement, and for the preparation and filing of a registration statement on Form F-4 relating to the Business Combination and the preparation of a proxy statement of Armada.

Incentive Plan

In connection with the Business Combination, an equity incentive award plan for Cayman NewCo will be adopted and approved and will be submitted to Armada’s stockholders for approval. The equity incentive plan with an initial award pool of Cayman NewCo ordinary shares not to exceed five percent (5%) of the fully diluted issued and outstanding equity securities of Cayman NewCo as of the Closing.

Conditions to Closing

The Company Reorganization is to occur on the first business day following the satisfaction of the specified conditions and at least 10 days following the Company Reorganization Date, the Merger Closing is to take place. The consummation of the Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including: (a) no order, judgement, injunction or law being issued by any court prohibiting the consummation of the Business Combination; (b) the registration statement of Cayman NewCo shall have become effective; (c) Armada’s stockholders shall have approved, among other things, the Business Combination; (d) written consent of the requisite stockholders of Rezolve shall have been given; (e) the Company Reorganization and Merger shall have occurred; (f) the expiration or termination of any applicable waiting period under applicable anti-trust laws; (g) the ordinary shares of Cayman NewCo being listed on The Nasdaq Stock Market LLC or other applicable national exchange as of the Closing Date; (h) upon the closing, and after giving effect to the Company Reorganization, PIPE financing, the Merger and the Promissory Note, Armada shall have net tangible assets of at least $5,000,001; (i) the Incentive Plan shall have been adopted and (j) the parties shall have become parties to the Investor Rights Agreement.

Termination

The Business Combination Agreement allows the parties to terminate such agreements if certain conditions described therein are satisfied, including as follows:

•	by mutual written consent of Armada and Rezolve;

•	by Armada or Rezolve, if the other party has breached any of its representations and warranties or failed to perform any of its covenants or agreements, in each case, such that certain conditions to Closing would not be satisfied and the breach of such representations, warranties, covenants or agreements, as applicable, is (or are) not cured or cannot be cured within the earlier of (i) 30 days after written notice thereof is delivered to the breaching party, and (ii) the Termination Date (as defined below), provided that no party may exercise its right to terminate the Business Combination Agreement if such party is then in breach of the Business Combination Agreement so as to prevent certain conditions to Closing from being satisfied;
•	by either Armada or Rezolve if the Business Combination is not consummated on or before August 31, 2022 (the “Termination Date”), provided that the right to terminate the Business Combination Agreement will not be available to any party whose breach of any of its covenants or obligations under the Business Combination Agreement has primarily caused the failure of the Business Combination to occur on or before the Termination Date;
•	by either Armada or Rezolve if a governmental entity shall have issued an order, decree, judgment or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the Business Combination, which order, decree, judgment, ruling or other action is final and non-appealable;
•	by either Armada or Rezolve if the Armada shareholder approval has not been obtained;
•	by Armada if Rezolve does not deliver, or cause to be delivered, the written consent of Rezolve’s shareholders within twenty-four (24) hours after Armada notifies Rezolve of the effectiveness of the Registration Statement;
•	by Armada if the PCAOB Financial Statements are not delivered to Armada by Rezolve on or before the date that is sixty (60) days from the date of the Business Combination Agreement;
•	by either Armada or Rezolve after service of a Determination Notice (as defined in the Business Combination Agreement); or
•	by either the Armada or Rezolve if as of the Business Day before the expected Company Reorganization Date, the Aggregate Transaction Proceeds (excluding any amount pursuant to the Subscription Agreement to which Apeiron Investment Group Limited is party and any other amounts invested by the investors specified in the Business Combination Agreement) provided or committed to be provided are not more than $50 million.

For additional information regarding the Business Combination Agreement, refer to the text of the Business Combination Agreement filed with this Annual Report on Form 10-K as Exhibit 2.1.

Transaction Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Armada and the Key Company Shareholders (as defined in the Business Combination Agreement) have entered into the Transaction Support Agreement (the “Transaction Support Agreement”), pursuant to which, among other things, the Key Company Shareholders have agreed to (a) enter into the transfer and exchange agreement in order to effect the Company Reorganization, (b) vote in favor of the Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated hereby, (c) enter into the Investor Rights Agreement at Closing and (d) the termination of certain agreements effective as of Closing.

For additional information regarding the Transaction Support Agreement and the transactions contemplated thereby, refer to the text of the Transaction Support Agreement filed with this Annual Report on Form 10-K as Exhibit 10.8.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, Armada and Cayman NewCo entered into certain subscription agreements, each dated December 17, 2021 (the “Subscription Agreements”), with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 2,050,000 ordinary shares (the “PIPE Shares”) of Cayman NewCo (together, the “Subscriptions”), for a purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million to be issued substantially concurrently with the consummation of the Business Combination. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions. The ordinary shares of Cayman NewCo to be issued in connection with the Subscription Agreements and the transactions contemplated thereby will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S promulgated thereunder as a transaction by an issuer not involving a public offering.

Pursuant to the Subscription Agreements, Cayman NewCo has agreed that, within 45 calendar days following the closing of the Business Combination, Cayman NewCo will file with the SEC (at Cayman NewCo’s sole cost and expense) a registration statement registering the resale of the PIPE Shares and any other ordinary shares held by the investor or its permitted transferees (the “Resale Registration Statement”), and Cayman NewCo will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than 60 calendar days (or 90 calendar days if the SEC notifies Cayman NewCo that it will review the Resale Registration Statement and provides comments thereto) after the closing of the Business Combination, subject to customary conditions and covenants.

For additional information regarding the Subscription Agreements and the transactions contemplated thereby, refer to the text of the form of Subscription Agreement filed with this Annual Report on Form 10-K as Exhibit 10.9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of September 30, 2021, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2021.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Title
Stephen P. Herbert	58	Chief Executive Officer and Chairman
Douglas M. Lurio	64	President, Treasurer, Secretary and Director
Mohammad A. Khan	63	Director
Thomas A. Decker	75	Director
Celso L. White	59	Director

Stephen P. Herbert has served as our Chief Executive Officer and Chairman since our inception. Mr. Herbert was affiliated with USAT in various positions from April 1996 to October 2019, most recently as CEO from November 2011 until he left the company. During his tenure at USAT, Mr. Herbert was recognized for his innovative leadership, including by Smart CEO, and as an EY Entrepreneur of the Year Finalist in the Greater Philadelphia area, and USAT received the following awards: Frost and Sullivan for Customer Value Leadership in the Integrated Financial Services and Retail Market, IoT Evolution Smart Machines Innovation, and a Deloitte Fast 500 Company. From 1986 to April 1996, Mr. Herbert was employed by Pepsi-Cola, the beverage division of PepsiCo, Inc., in various capacities, most recently as Manager of Market Strategy where he was responsible for directing development of market strategy for the vending channel, and subsequently, the supermarket channel for Pepsi-Cola in North America. Mr. Herbert graduated with a Bachelor of Science degree from Louisiana State University. He serves on the LSU, Dean’s Advisory Council for the College of Humanities, and the LSU Foundation – National Board – which is the group leading the University’s present $1.5 billion capital campaign.

Douglas M. Lurio has served as our President and Director since our inception. He was the outside general counsel of USAT for 29 years from its founding in 1991 until April 2020. He also served as a Director of the company from 1999 to 2012 and as corporate Secretary from 2012 to April 2020. Since 1991, Mr. Lurio has been the founder and President of Lurio & Associates, P.C., a law firm based in Philadelphia, Pennsylvania, which focuses on corporate and securities law. From 1984 to 1991, he was an attorney with the law firm of Dilworth Paxson, first as an associate and then as a partner in the securities and corporate group in 1990. He served as a law clerk for the Honorable William T. Nicholas of the Court of Common Pleas of Montgomery County, Pennsylvania, from 1981 through 1982. He was counsel and a director of Moro Corporation (OTCQX: MRCR), which is engaged in the construction contracting business from start-up founding in 1999 until July 2019. Since 1989, he has also served as corporate Secretary and Director of Elbeco Incorporated, a leading manufacturer of career apparel and uniforms for first responders such as EMS personnel, police and firefighters. He attended Franklin & Marshall College (B.A., Government), Villanova Law School (Juris Doctor) and Temple Law School (LLM, Taxation).

Mohammad A. Khan, our director, is currently the President and a Board member of Omnyway, Inc. (previously OmnyPay), which he co-founded in August 2014, and which abstracts the complexities of disparate digital wallet payment systems to enable elegant, flexible and scalable implementations in physical stores and online. He was the President and Board member of ViVOtech (acquired by a Sequent Software, Inc. in August 2012) from the time he founded it in May 2001 until August 2012. ViVOtech pioneered making a mobile device a viable payment media for consumers using Near Field Communications (NFC) technology as well as making mobile an efficient marketing and advertising channel. While at ViVOtech, Mr. Khan assisted in enabling the adoption of NFC mobile payments through shipping of more than 800,000 NFC POS readers to merchants globally and driving more than 20 field trials of NFC mobile payments, coupons, and loyalty. From 1984 until 1998, he was part of the industry team at VeriFone (acquired by Hewlett Packard in 1997) that lead the effort to make Magnetic Stripe Cards the primary payment media for in-store payments, Smart Cards to be secured payment media for in-store payments, and the adoption of Internet payments and online e-commerce globally. From February 2014 to January 2021, Mr. Khan had been a Board advisor of Poynt Co. which offers an all-in-one omnicommerce payment solution and which was acquired by GoDaddy, Inc. (NYSE: GDDY) in February 2021. He has served on the Boards of numerous FinTech companies, including as Chairman of the Board of YellowPepper Holding Corporation from June 2015 to September 2018, which provided mobile payment solutions, and which was acquired by VISA in October 2020. Mr. Khan is the inventor of more than 40 United States patents which have been granted by the United States Trademark and Patent Office. Mr. Khan attended the University of Engineering & Technology, Lahore, Punjab, Pakistan, and was awarded a B.Sc. in Electrical Engineering. He also attended the University of Hawaii, Manoa, and received a M.S. degree in Electrical Engineering.

Thomas (Tad) A. Decker, our director, has been the Vice Chairman of Cozen O’Connor, a law firm with 30 offices and over 775 attorneys, since 2013. He served as Chief Executive Officer of the firm from 2007 to 2012, and as Managing Partner from May 2000 until 2004. From 2004 until 2007, he served as inaugural Chairman of the Pennsylvania Gaming Control Board following the appointment by Pennsylvania Governor Edward G. Rendell. He served as General Counsel and Executive Vice President for Asbury Automotive, Inc. from 1999 to 2000; General Counsel and Executive Vice President for Unisource Worldwide, Inc. (NYSE: UWW) from 1997 to 1999; and General Counsel, Secretary, Acting CFO and Chief Operating Officer for Saint-Gobain Corporation from 1974 to 1997. Since 2004, he has served on the Board of Directors of Actua Corporation (Nasdaq: ACTA), including serving as a member of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. He served as a Director and a member at various times of the Audit Committee and Compensation Committee of Pierce Leahy Corporation (NYSE: PLH) from 1993 to 1999, and has served as a Board member of numerous nonprofit institutions. He is also a director of The Gesu School. He is a former chair of the Philadelphia Municipal Authority and a former board member of the Delaware River Port Authority, Port Authority Transit Corp. (PATCO), the Philadelphia Zoo, and a former a vice chair of the Kimmel Center for the Performing Arts. Mr. Decker has a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts (History) degree from the University of Pennsylvania. Mr. Decker served in the United States Army earning the rank of Captain.

Celso L. White, our director, he has worked as the co-founder of Igniting Business Growth LLC, a consultancy business, since January 2020. From 2013 to December 2019, he served as the Global Chief Supply Chain Officer at Molson Coors Brewing Company (“Molson Coors”) (NYSE: TAP), an international brewery. From 2010 to January 2013, he served as the Vice President of International Supply Chain at Molson Coors. From 1998 until 2010, he was at PepsiCola (“Pepsi”) (Nasdaq: PEP), where he had multiple roles. From 2004 until 2010, he was Pepsi’s Vice President and General Manager of Concentrate Operations, responsible for the Americas and parts of Asia. From 1998 until 2004, he lead Pepsi’s research and development process and manufacturing technology teams. Since 2018, he has served as a Board member of CF Industries Holdings, Inc. (NYSE: CF), a manufacturer and distributor of nitrogen products, and is a member of the Board’s Compensation and Management Development Committee. He also serves on the Board of Colorado UpLift, a nonprofit organization whose mission is to build long-term relationships with urban youth in Denver, Colorado. He is also a member of the Bradley University Board of Trustees. Mr. White received his MBA with a concentration in Operations Management from DePaul University and a B.S. degree in Electrical Engineering from Bradley University.

Involvement in Certain Legal Proceedings

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of the Company’s executive officers, directors and nominees listed above are U.S. citizens.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on Nasdaq.

The term of office of the Class A directors, consisting of Mr. White, will expire at our first annual meeting of stockholders. The term of office of Class B directors, consisting of Messrs. Decker and Khan, will expire at the second annual meeting of stockholders. The term of office of the Class C directors, consisting of Messrs. Herbert and Lurio, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Board Meetings

During our 2021 fiscal year, there was one meeting of our board of directors. All of our directors attended at least 75% of the meetings held during fiscal year 2021. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

Director Independence

Currently, Messrs. Decker, Khan and White is each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Executive Sessions

Under NASDAQ Marketplace Rule 5605(b)(2), our independent directors are required to hold regular executive sessions. The independent directors meet in executive session (with no management directors or management present) from time to time, but at least once annually. The executive sessions include whatever topics the independent directors deem appropriate.

Audit Committee

We have established an audit committee of the board of directors, which consists of Messrs. Decker, Kahn, and White, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Decker qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Decker, Kahn, and White. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Decker and Kahn, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended September 30, 2021 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides that:

•	except as may be prescribed by any written agreement with us, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and
•	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our sponsor or its affiliates to the fullest extent permitted by Delaware law.

Our officers and directors are, and may in the future become, affiliated with other companies. In order to minimize potential conflicts of interest which may arise from such other corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have. The foregoing agreement does not restrict our officers and directors from becoming affiliated with other companies in the future which could take priority over our company. However, we believe that such agreement still benefits us because our officers and directors are obligated to present suitable business opportunities to us to the extent that none of their other fiduciary or contractual obligations require them to present it to another entity.

The following table summarizes the pre-existing fiduciary or contractual obligations of our officers and directors besides our sponsor:

Name of Individual	Name of Affiliated Entity	Affiliation
Douglas M. Lurio	Elbeco Incorporated	Director
	Lurio & Associates, P.C.	Founder and President

Mohammad A. Khan	Omnyway, Inc.	Co-founder, President and Director

Thomas A. Decker	Actua Corporation	Director
	Cozen O’Connor	Vice Chairman

Celso L. White	Igniting Business Growth LLC	Co-Founder and Chief Executive Officer
	CF Industries Holdings, Inc.	Director

While the foregoing may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Investors should also be aware of the following additional potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
•	Unless we consummate our initial business combination, our officers, directors and sponsor will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.
•	The founder shares and private shares beneficially owned by our initial stockholders will become worthless if a business combination is not consummated. Additionally, our officers and directors and affiliates will not receive liquidation distributions from the trust account with respect to any of the founder shares or the private shares. Furthermore, our sponsor has agreed that the private shares will not be sold or transferred by it until after we have completed a business combination.

For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our officers, directors, or sponsor unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain the approval of a majority of our disinterested independent directors. Furthermore, other than payments to CCM, in no event will any of our sponsor, members of our management team or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination, repayment of the up to $300,000 loan and reimbursement of any out-of-pocket expenses.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by Delaware law.

We have entered into agreements without officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We also have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directs.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experiences officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of our initial public offering through the acquisition of a target business or our liquidation of the trust account, we will pay our sponsor $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We may also pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination with such fee to be determined in an arms’ length negotiation based on the terms of the business combination.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, or their affiliates in connection with the consummation of our initial business combination and the repayment of the up to $300,000 loan made by our sponsor to us, no compensation or fees of any kind will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Director Compensation

None of our directors has received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report and as adjusted to reflect the sale of our shares of common stock included in the units sold in this offering and the sale of the private shares (assuming none of the individuals listed purchase units in this offering), by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units, as the warrants are not exercisable within 60 days of the date of this Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)		Percent of Class Beneficially Owned(1)
Stephen P. Herbert	5,392,000	(1)	26.0%
Douglas M. Lurio	5,392,000	(2)	26.0%
Mohammad A. Khan	35,000		*
Thomas A. Decker	35,000		*
Celso L. White	35,000		*
Armada Sponsor LLC	5,342,000		25.8%
All directors and executive officers as a group (five individuals)	5,547,000		26.8%
____________

*	Less than one percent.
(1)	Represents 50,000 shares of common stock held by Stephen P. Herbert directly and 5,342,000 shares held by Armada Sponsor LLC, our sponsor, of which Mr. Herbert and Douglas M. Lurio are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Mr. Herbert and Mr. Lurio.
(2)	Represents 50,000 shares of common stock held by Douglas M. Lurio directly and 5,342,000 shares held by Armada Sponsor LLC, our sponsor, of which Mr. Lurio and Stephen P. Herbert are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Mr. Herbert and Mr. Lurio.

Restrictions on Transfers of Founder Shares and Private shares

Our sponsor beneficially owns approximately 28.0% of our issued and outstanding shares of common stock. Because of the ownership block held by our sponsor, officers, or directors , such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the founder shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until 180 days after the date of the consummation of our initial business combination or earlier, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among such holders or to such holders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

At the time of our initial public offering, our sponsor purchased an aggregate of 459,500 private shares at a price of $10.00 per share for an aggregate purchase price of $4,595,000. The initial purchasers have agreed not to transfer, assign or sell any of the private shares (except in connection with the same limited exceptions that the founder shares may be transferred as described above) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private shares will likely be worthless.

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares of common stock at a price of $10.00 per share. The shares would be identical to the private shares. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

Our executive officers and our sponsor are our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2021, we issued 4,312,500 shares of common stock to our sponsor for $25,000 in cash, at a purchase price of approximately $0.006 per share, in connection with our organization. On June 16, 2021, our sponsor purchased an additional 700,000 shares of common stock at a purchase price of $0.006 per share, resulting in our sponsor holding an aggregate of 5,012,500 founder shares. On June 16, 2021, our sponsor transferred 50,000 founder shares to each of Messrs. Herbert and Lurio and 35,000 founder shares to each of Messrs. Khan, Decker and White. On July 23, 2021, our sponsor purchased an additional 1,200,000 shares of common stock at a purchase price of $0.006 per share, resulting in our sponsor holding an aggregate of 6,007,500 shares of common stock. Because our underwriters did not exercise their over-allotment option, our sponsor forfeited 1,125,000 shares of common stock as of October 1, 2021. Additionally, upon consummation of our initial business combination, our sponsor sold founder shares to each anchor investor .

Our sponsor purchased an aggregate of 459,500 private shares at a price of $10.00 per share for an aggregate purchase price of $4,595,000. The initial purchasers have agreed not to transfer, assign or sell any of the private shares (except in connection with the same limited exceptions that the founder shares may be transferred as described above) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private shares will likely be worthless.

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares of common stock at a price of $10.00 per share. The shares would be identical to the private shares. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founder shares as well as the holders of the private shares and any shares of common stock our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to certain registration rights . The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares and private shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

The Company’s liquidity needs up to the IPO of August 17, 2021 had been satisfied through a promissory note from related parties to cover certain offering costs of $230,352. The amounts borrowed under the note were fully repaid as of August 17, 2021. Our sponsor has agreed that, commencing on the effective date of this prospectus through the earlier of our consummation of our initial business combination or the liquidation of the trust account, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person.

Pursuant to our second amended and restated certificate of incorporation, we may extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination). In order to effectuate such extension, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $1,500,000, or up to $1,725,000 if the underwriters’ over-allotment option is exercised in full, or $0.10 per share. Any such payments would be made in the form of a loan made no later than three business days prior to the 15-month anniversary of this offering. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we do not complete a business combination, such loans will not be repaid.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

We may also pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination with such fee to be determined in an arms’ length negotiation based on the terms of the business combination.

Other than the payments to CCM, the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, or their affiliates in connection with the consummation of our initial business combination and repayment of the up to $300,000 loan, no compensation or fees of any kind will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum, LLP (“Marcum”), an independent registered public accounting firm, has audited our financial statements for the period from November 5, 2020 (inception) through September 30, 2021.

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our financial statements for the period from November 5, 2020 (inception) through September 30, 2021 totaled approximately $94,760. This amount includes audit fees.

Audit-Related Fees.    Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any fees for consultations concerning financial accounting and reporting standards for the period from November 5, 2020 (inception) through September 30, 2021.

Tax Fees.    We did not pay Marcum any fees for tax planning and tax advice for the period from November 5, 2020 (inception) through September 30, 2021.

All Other Fees.    We did not pay Marcum for any other services for the period from November 5, 2020 (inception) through September 30, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)       Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of December, 2021.

ARMADA ACQUISITION CORP. I

By: /s/ Stephen P. Herbert
Name: Stephen P. Herbert
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Stephen P. Herbert and Douglas M. Lurio, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of Armada Acquisition Corp. I, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Stephen P. Herbert	Chief Executive Officer, Chairman and Director	December 29, 2021
Stephen P. Herbert	(Principal Executive Officer)

/s/ Douglas M. Lurio	President, Treasurer and Secretary	December 29, 2021
Douglas M. Lurio	(Principal Financial and Accounting Officer)

/s/ Mohammad A. Khan	Director	December 29, 2021
Mohammad A. Khan

/s/ Thomas A. Decker	Director	December 29, 2021
Thomas A. Decker

/s/ Celso L. White	Director	December 29, 2021
Celso L. White

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
1.1	Underwriting Agreement, dated August 12, 2021, by and between the Company and Northland, as representative of the several underwriters.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
2.1	Business Combination Agreement, dated as of December 17, 2021, by and among Armada Acquisition Corp. I, Rezolve Group Limited, Rezolve Merger Sub, Inc. and Rezolve Limited.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2021 and incorporated by reference herein.
3.1	Second Amended and Restated Certificate of Incorporation.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
3.2	Bylaws.	Previously filed as an exhibit to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.
4.1	Warrant Agreement, dated August 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.1	Investment Management Trust Agreement, dated August 12, 2021, by and between the Company and CST, as trustee.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.2	Registration Rights Agreement, dated August 12, 2021, by and between the Company, its officers, its directors, Armada Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.3	Private Placement Shares Purchase Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.4	Letter Agreement, dated August 12, 2021, by and among the Company, its officers, its directors, and the Sponsor.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.5	Administrative Services Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.6	Stock Escrow Agreement, dated August 12, 2021, by and between the Company, its directors, its officers, the Sponsor and CST.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.7	Business Combination Marketing Agreement, dated August 12, 2021, by and between the Company and Northland.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.8	Transaction Support Agreement, dated as of December 17, 2021, by and among Armada Acquisition Corp. I, certain stockholders of Rezolve Limited, Rezolve Limited and Rezolve Group Limited.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2021 and incorporated by reference herein.
10.9	Form of Subscription Agreement	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2021 and incorporated by reference herein.
10.10	Form of Investors Rights Agreement by and among Rezolve Group Limited, Armada Acquisition Corp. I, and the other holders party thereto	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2021 and incorporated by reference herein.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.1	Press Release, dated December 17, 2021	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2021 and incorporated by reference herein.
99.2	Transcript of Investor Presentation	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2021 and incorporated by reference herein.
99.3	Investor Presentation, dated December 17, 2021	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2021 and incorporated by reference herein.

101.INS*	XBRL Instance Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.
*	Filed herewith.