Form 10-Q
period 2021-12-31
Armada Acquisition Corp. I
filed 2022-02-10
CIK 1844817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At February 4, 2022, there were 20,709,500 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding which includes shares of Common Stock underlying the Units sold in the registrant’s initial public offering and of which 20,536,893 shares of Common stock trade separately.

ARMADA ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARMADA ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2021 (Unaudited)	September 30, 2021
Assets
Cash	$419,700	$657,590
Prepaid expenses	340,288	259,580
Total current assets	$759,988	$917,170
Prepaid expenses	—	201,282
Investment held in Trust Account	150,003,896	150,001,052
Total Assets	$150,763,884	$151,119,504
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,787,307	$93,467
Taxes payable	74,251	25,671
Accrued offering costs	—	89,889
Total current liabilities	1,861,558	209,027
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 15,000,000 shares at redemption value of $10 per share	150,000,000	150,000,000
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,709,500 and 6,834,500 shares issued and outstanding excluding 15,000,000 shares subject to possible redemption	570	683
Additional paid-in capital	1,406,769	1,378,693
Accumulated deficit	(2,505,013)	(468,899)
Total stockholders’ equity (deficit)	(1,097,674)	910,477

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$150,763,884	$151,119,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

Formation and operating costs	$2,010,995
Stock-based compensation	27,963
Loss from operations	(2,038,958)
Other income
Trust interest income	2,844
Total other income	2,844
Net loss	$(2,036,114)

Basic and diluted weighted average shares outstanding	20,709,500
Basic and diluted net loss per share	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of September 31, 2020	6,834,500	$683	$1,378,693	$(468,899)	$910,477
Forfeiture of founder shares	(1,125,000)	(113)	113	—	—
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(2,036,114)	(2,036,114)
Balance as of December 31, 2021 (unaudited)	5,709,500	$571	$1,406,768	$(2,505,013)	$(1,097,674)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(2,036,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,844)
Stock-based compensation	27,963
Changes in current assets and liabilities:
Prepaid expenses	120,574
Accounts payable and accrued expenses	1,603,681
Franchise tax payable	48,850
Net cash used in operating activities	(237,890)

Net change in cash	(237,890)
Cash, September 30, 2021	657,590
Cash, end of the period	$419,700

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2021

Note 1 — Organization, Business Operations and Going Concern

Armada Acquisition Corp. I (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company has engaged in preliminary discussions with potential business combination targets but has not yet selected a target business with which to consummate an initial business combination. The Company intends to concentrate its efforts identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

On December 17, 2021, the Company entered into a business combination agreement, with Rezolve Limited (“Rezolve”), Rezolve Group Limited (“Cayman NewCo”), and Rezolve Merger Sub, Inc., (“Rezolve Merger Sub”) (such business combination agreement, the “Business Combination Agreement,” and such business combination, the “Business Combination”).

In connection with the execution of the definitive Business Combination Agreement, certain investors have agreed to purchase an aggregate of 2,050,000 ordinary shares of Cayman NewCo for the purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million pursuant to certain subscription agreements (the “Subscription Agreements”). The obligations of each party under the subscription agreements are conditioned upon customary closing conditions and the consummation of the Business Combination.

Concurrently with the execution and delivery of the Business Combination Agreement, Armada and the Key Company Shareholders (as defined in the Business Combination Agreement) have entered into the Transaction Support Agreement (the “Transaction Support Agreement”), pursuant to which, among other things, the Key Company Shareholders have agreed to (a) enter into the transfer and exchange agreement in order to effect the Company Reorganization, (b) vote in favor of the Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated hereby, (c) enter into an Investor Rights Agreement at Closing and (d) the termination of certain agreements effective as of Closing.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2021, the Company had $419,700 its operating account and working capital deficiency of $1,101,570.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or that of Rezolve’s or any other target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected through September 30, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with SEC on December 29, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $419,700 in cash and cash and cash equivalents investments of $150,003,896 in its Trust Account as of December 31, 2021.

Investment Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as described below).

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

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with IPO

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the IPO. The Company incurred offering costs amounting to $3,537,515 as a result of the IPO consisting of $1,500,000 underwriting commissions, and $2,037,515 of other offering costs.

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

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented.

Accretion of the carrying value of common stock subject to redemption value is excluded from net loss per common stock because the redemption value approximates fair value.

	For the three months ended December 31, 2021
	Subject to redemption	Not Subject to redemption
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(1,474,768)	$(561,346)

Denominator
Weighted-average shares outstanding	15,000,000	5,709,500
Basic and diluted net loss per share	$(0.10)	$(0.10)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the three months ended December 31, 2021.

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

Stock Based Compensation

On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. The aggregate fair value of these shares was $509,552 at issuance. For the three months ended December 31, 2021, $27,963 compensation expense was recognized related to these shares that were vested.

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

Following the closing of the IPO and settlement of funds on August 17, 2021, $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sales of Private Shares was placed in the Trust Account and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Note 5 — Related Party Transactions

Founder Shares

On February 3, 2021, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of common stock, par value $0.0001. On June 16, 2021, the Sponsor purchased an additional 700,000 shares of common stock at a purchase price of $0.006 per share, or an aggregate $4,070, and transferred 50,000 shares to its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. On July 23, 2021, the Sponsor purchased an additional 1,200,000 shares of common stock at a purchase price of $0.006 per share, or an aggregate $6,975, resulting in the Sponsor holding an aggregate of 6,007,500 shares of common stock and the Chief Executive Officer, President and independent directors holding an aggregate of 205,000 shares of common stock (such shares, collectively, the “Founder Shares”). The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in 1,125,000 founder shares forfeited to the Company for no consideration.

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

Administrative Service Fee

Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended December 31, 2021, the Company incurred $30,000 in administrative service fees.

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

The underwriters were paid a cash underwriting discount of 1.0% of the gross proceeds of the IPO, or $1,500,000 (and are entitled to an additional $225,000 of deferred underwriting commission payable at the time of an initial Business Combination if the underwriters’ over-allotment is exercised in full). On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in the $225,000 deferred underwriting commission to be not payable to the underwriter.

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

Business Combination Marketing Agreement

The Company engaged the representative of the underwriter as an advisor in connection with Business Combination to assist in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000. The Company will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of the initial Business Combination. Additionally, the Company will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces the Company to the target business with which the Company completes a Business Combination. On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in no additional marketing fees related to the over-allotment option to be not payable to the representative on the underwriter by the Company.

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

Note 7 — Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common stock—The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2021 and September 30, 2021, there were 5,709,500 and 6,834,500  shares of common stock issued and outstanding (excluding 15,000,000 shares subject to redemption). On February 3, 2021, affiliates of the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Founder Shares. On February 8, 2021, EarlyBirdCapital, Inc. and Northland purchased 162,500 and 87,500 representative shares, respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00.

On May 29, 2021, Northland returned 87,500 shares of common stock to the Company, for no consideration, which were subsequently cancelled and on June 16, 2021, the Sponsor purchased an additional 700,000 shares of common stock at a purchase price of $0.006 per share, resulting in the Sponsor holding an aggregate of 5,012,500 shares of common stock. On June 16, 2021, the Sponsor transferred 50,000 shares to its Chief Executive Officer and to its President and 35,000 shares to each of its three outside directors. The Founder Shares include an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On October 1, 2021 the underwriter’s over-allotment option expired unused resulting in 1,125,000 founder shares forfeited to the Company for no consideration. As of December 31, 2021, there were 5,709,500 shares of common stock issued and outstanding, excluding 15,000,000 shares subject to redemption.

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

Warrants—Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock uderlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 8 — Recurring Fair Value Measurements

The Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

There were no transfers between Levels 1, 2 or 3 during the three months ended December 31, 2021.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

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

Business Combination Agreement

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

Pursuant to the terms of the Business Combination Agreement, we, Cayman NewCo, Rezolve and Rezolve Merger Sub will effect a series of transactions, of among other things:

  a company reorganization pursuant to which Cayman NewCo will enter into a transfer and exchange agreement (the “Transfer and Exchange Agreement”), pursuant to which, each Key Company Shareholder (as defined in the Business Combination Agreement) will transfer to Cayman NewCo his, her or its respective shares of Rezolve in exchange for ordinary shares in Cayman NewCo, such that following the effectiveness of such transfers, the Key Company Shareholders will own the same proportionate equity interests of Cayman NewCo that such Key Company Shareholders owned t immediately before such transfers (with the balance of the other shares of Rezolve to be transferred to Cayman NewCo in exchange for an equivalent number and class of shares in Cayman NewCo) and, immediately thereafter, each Key Company Shareholder will transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo so received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration in accordance with the terms and conditions set forth in the Business Combination Agreement and in such Transfer and Exchange Agreement (with all other shareholders of Rezolve to transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration); and

  following the Company Reorganization, but in no event earlier than ten (10) days following the effectiveness of each of the transactions contemplated by the Company Reorganization: (a) Rezolve Merger Sub shall be merged with and into Armada whereupon Rezolve Merger Sub will cease to exist and with Armada surviving the Merger as a subsidiary of Cayman NewCo; and (b) Armada shall loan all of its remaining cash in the Trust Account to Cayman NewCo in exchange for a promissory note, to enable Cayman NewCo to fund working capital and transaction expenses. Pursuant to the Merger, all of the outstanding securities of Armada will be converted into the right to receive an equivalent number of securities of Cayman NewCo of the same type and with the same terms.

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

The consummation of the Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including the completion of the Company Reorganization, the requisite approvals of our stockholders and Rezolve’s shareholders and regulatory approvals.

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

Results of Operations

For the three months ended December 31, 2021, we had a net loss of $2,036,114, which consisted of operating costs and costs related to a prospective initial Business Combination of $2,010,995 and stock-based compensation of $27,963, partially offset by trust interest income of $2,844.

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

We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three months ended December 31, 2021, the Company paid $30,000 under this agreement.

Liquidity and Capital Resources

As of December 31, 2021, we had cash outside our Trust Account of $419,700, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

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

As of December 31, 2021, we had marketable securities held in the Trust Account of $150,003,896 (including $3,896 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the three months ended December 31, 2021, cash used in operating activities was $237,890. Net loss of $2,036,114 was impacted primarily by changes in operating assets and liabilities of $1,773,105, stock-based compensation of $27,963, partially offset by trust interest income of $2,844.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 franchise tax was calculated using a partial year proration and amounted to $74,521. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Shares at a price of $10.00 per Private Share. As of December 31, 2021, no Working Capital Loans have been issued.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for the 15 month period from the closing of our initial public offering (or 18 months from such date if we extend the period of time to consummate a business combination). However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence a-nd negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In connection with the execution of the Business Combination Agreement, we and Cayman NewCo entered into certain subscription agreements, each dated December 17, 2021 (the “Subscription Agreements”), with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 2,050,000 ordinary shares (the “PIPE Shares”) of Cayman NewCo (together, the “Subscriptions”), for a purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million to be issued substantially concurrently with the consummation of the Business Combination. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions. Under the Business Combination Agreement, either we or Rezolve may termination the Business Combination Agreement if the aggregate transaction proceeds (excluding any amount pursuant to the Subscription Agreement to which Apeiron Investment Group Limited is party and any other amounts invested by the investors specified in the Business Combination Agreement) provided or committed to be provided are not more than $50 million If we are unable to complete a business combination (including the Business Combination) because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Net Loss per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented.

Accretion of the carrying value of common stock subject to redemption value is excluded from net loss per common stock because the redemption value approximates fair value.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On October 1, 2021 the underwriters’ over-allotment option expired unused.

The underwriters were paid a cash underwriting discount of 1.0% of the gross proceeds of the IPO, or $1,500,000.

Business Combination Agreement

We are party to the Business Combination Agreement with Rezolve, Cayman NewCo and Rezolve Merger Sub, dated December 17, 2021. Completion of the proposed transaction pursuant to the Business Combination Agreement is subject to customary closing conditions, including the approval of the Company’s and Rezolve’s respective stockholders and regulatory approvals.

In connection with the execution of the Business Combination Agreement, certain investors have agreed to purchase an aggregate of 2,050,000 ordinary shares of Cayman NewCo for the purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million pursuant to certain subscription agreements (the “Subscription Agreements”). The obligations of each party under the subscription agreements are conditioned upon customary closing conditions and the consummation of the Business Combination.

Concurrently with the execution and delivery of the Business Combination Agreement, Armada and the Key Company Shareholders (as defined in the Business Combination Agreement) have entered into the Transaction Support Agreement (the “Transaction Support Agreement”), pursuant to which, among other things, the Key Company Shareholders have agreed to (a) enter into the transfer and exchange agreement in order to effect the Company Reorganization, (b) vote in favor of the Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated hereby, (c) enter into an Investor Rights Agreement at Closing and (d) the termination of certain agreements effective as of Closing.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with SEC on December 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There are no assurances that we will consummate our recently announced business combination with Heliogen, Inc.

On December 17, 2021, we announced that we entered into a business combination agreement, dated as of December 17, 2021, with Rezolve Limited, a private limited liability company registered under the laws of England and Wales (“Rezolve”), Rezolve Group Limited, a Cayman Islands exempted company (“Cayman NewCo”), and Rezolve Merger Sub, Inc., a Delaware corporation (“Rezolve Merger Sub”) (such business combination agreement, the “Business Combination Agreement,” and such business combination, the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, we, Cayman NewCo, Rezolve and Rezolve Merger Sub will effect a series of transactions, of among other things:

  a company reorganization pursuant to which Cayman NewCo will enter into a transfer and exchange agreement (the “Transfer and Exchange Agreement”), pursuant to which, each Key Company Shareholder (as defined in the Business Combination Agreement) will transfer to Cayman NewCo his, her or its respective shares of Rezolve in exchange for ordinary shares in Cayman NewCo, such that following the effectiveness of such transfers, the Key Company Shareholders will own the same proportionate equity interests of Cayman NewCo that such Key Company Shareholders owned t immediately before such transfers (with the balance of the other shares of Rezolve to be transferred to Cayman NewCo in exchange for an equivalent number and class of shares in Cayman NewCo) and, immediately thereafter, each Key Company Shareholder will transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo so received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration in accordance with the terms and conditions set forth in the Business Combination Agreement and in such Transfer and Exchange Agreement (with all other shareholders of Rezolve to transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration); and

  following the Company Reorganization, but in no event earlier than ten (10) days following the effectiveness of each of the transactions contemplated by the Company Reorganization: (a) Rezolve Merger Sub shall be merged with and into Armada whereupon Rezolve Merger Sub will cease to exist and with Armada surviving the Merger as a subsidiary of Cayman NewCo; and (b) Armada shall loan all of its remaining cash in the Trust Account to Cayman NewCo in exchange for a promissory note, to enable Cayman NewCo to fund working capital and transaction expenses. Pursuant to the Merger, all of the outstanding securities of Armada will be converted into the right to receive an equivalent number of securities of Cayman NewCo of the same type and with the same terms.

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

The consummation of the Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including the completion of the Company Reorganization, the requisite approvals of our stockholders and Rezolve’s shareholders and regulatory approvals. There are no assurances that all the conditions to the Business Combination will be satisfied or satisfied within the time frames required un the Business Combination Agreement or otherwise expected. If the conditions to the Business Combination are not met (and, to extent waivable, are not waived), then, subject to the terms and conditions of the Business Combination Agreement, either the Company or Heliogen may terminate the Business Combination Agreement. The Company has until 15 months (or 18 months if extended) from the closing of the IPO to complete the initial Business Combination. However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
1.1	Underwriting Agreement, dated August 12, 2021, by and between the Company and Northland, as representative of the several underwriters.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
2.1	Business Combination Agreement, dated as of December 17, 2021, by and among Armada Acquisition Corp. I, Rezolve Group Limited, Rezolve Merger Sub, Inc. and Rezolve Limited.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2021 and incorporated by reference herein.
3.1	Second Amended and Restated Certificate of Incorporation.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

3.2	Bylaws.	Previously filed as an exhibit to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.
4.1	Warrant Agreement, dated August 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.1	Investment Management Trust Agreement, dated August 12, 2021, by and between the Company and CST, as trustee.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.2	Registration Rights Agreement, dated August 12, 2021, by and between the Company, its officers, its directors, Armada Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.3	Private Placement Shares Purchase Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.4	Letter Agreement, dated August 12, 2021, by and among the Company, its officers, its directors, and the Sponsor.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.5	Administrative Services Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.6	Stock Escrow Agreement, dated August 12, 2021, by and between the Company, its directors, its officers, the Sponsor and CST.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
10.7	Business Combination Marketing Agreement, dated August 12, 2021, by and between the Company and Northland.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: February [ ], 2022	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February [ ], 2022	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)

