Form 10-Q/A
period 2021-12-31
Armada Acquisition Corp. I
filed 2022-02-14
CIK 1844817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Armada Acquisition Corp. I (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2022 (the “Original Report”), containing the Company’s financial statements and related footnote disclosures as of and for the three months ended December 31, 2021 due to the inadvertent filing by the Company’s filing agent of the Original Report prior to completion and before Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm, had completed its review and provided authorization. This Form 10-Q/A also amends certain Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to correct typographical errors throughout and amend certain disclosures. The following items have been amended in this Form 10-Q/A:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 6. Exhibits

In addition, the Company’s Principal Executive Officer and Principal Financial Officer have provided certifications dated as of the date of this filing in connection with this Form 10-Q/A.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ARMADA ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARMADA ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2021 (Unaudited)	September 30, 2021
Assets
Cash	$419,700	$657,590
Prepaid expenses	340,288	259,580
Total current assets	$759,988	$917,170
Prepaid expenses	—	201,282
Investment held in Trust Account	150,003,896	150,001,052
Total Assets	$150,763,884	$151,119,504
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$1,787,307	$93,467
Taxes payable	74,251	25,671
Accrued offering costs	—	89,889
Total current liabilities	1,861,558	209,027
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 15,000,000 shares at redemption value of $10 per share	150,000,000	150,000,000
Stockholders’ (Deficit) Equity :
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,709,500 and 6,834,500 shares issued and outstanding excluding 15,000,000 shares subject to possible redemption	570	683
Additional paid-in capital	1,406,769	1,378,693
Accumulated deficit	(2,505,013)	(468,899)
Total stockholders’ (deficit) equity	(1,097,674)	910,477

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$150,763,884	$151,119,504

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

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	(Deficit) Equity
Balance as of September 31, 2021	6,834,500	$683	$1,378,693	$(468,899)	$910,477
Forfeiture of founder shares	(1,125,000)	(113)	113	—	—
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(2,036,114)	(2,036,114)
Balance as of December 31, 2021 (unaudited)	5,709,500	$571	$1,406,768	$(2,505,013)	$(1,097,674)

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

ARMADA ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2021

Note 1 — Organization, Business Operations and Going Concern

Armada Acquisition Corp. I (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). As more fully described in this Note 1, on December 17, 2021, the Company entered into a business combination agreement with a target business. The Company concentrated its efforts in identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.

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

Concurrently with the execution and delivery of the Business Combination Agreement, Armada and the Key Company Shareholders (as defined in the Business Combination Agreement) have entered into the Transaction Support Agreement (the “Transaction Support Agreement”), pursuant to which, among other things, the Key Company Shareholders have agreed to (a) enter into the transfer and exchange agreement in order to effect the Company Reorganization, (b) vote in favor of the Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into an Investor Rights Agreement at Closing and (d) the termination of certain agreements effective as of Closing.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2021, the Company had $419,700 its operating account and working capital deficiency of $1,027,049 (excluding franchise taxes).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $419,700 in cash and cash equivalents investments of $150,003,896 in its Trust Account as of December 31, 2021.

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

Offering Costs Associated with IPO

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the IPO. The Company incurred offering costs amounting to $3,537,515 as a result of the IPO consisting of $1,500,000 of underwriting commissions, and $2,037,515 of other offering costs.

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

Recent Accounting Standards

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Business Combination Marketing Agreement

The Company engaged the representative of the underwriter as an advisor in connection with a Business Combination to assist in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000. The Company will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of the initial Business Combination. Additionally, the Company will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces the Company to the target business with which the Company completes a Business Combination.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Pursuant to the terms of the Business Combination Agreement, we, Cayman NewCo, Rezolve and Rezolve Merger Sub will effect a series of transactions, of among other things:

  a company reorganization pursuant to which Cayman NewCo will enter into a transfer and exchange agreement (the “Transfer and Exchange Agreement”), pursuant to which, each Key Company Shareholder (as defined in the Business Combination Agreement) will transfer to Cayman NewCo his, her or its respective shares of Rezolve in exchange for ordinary shares in Cayman NewCo, such that following the effectiveness of such transfers, the Key Company Shareholders will own the same proportionate equity interests of Cayman NewCo that such Key Company Shareholders owned immediately before such transfers (with the balance of the other shares of Rezolve to be transferred to Cayman NewCo in exchange for an equivalent number and class of shares in Cayman NewCo) and, immediately thereafter, each Key Company Shareholder will transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo so received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration in accordance with the terms and conditions set forth in the Business Combination Agreement and in such Transfer and Exchange Agreement (with all other shareholders of Rezolve to transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration); and

  following the Company Reorganization, but in no event earlier than ten (10) days following the effectiveness of each of the transactions contemplated by the Company Reorganization: (a) Rezolve Merger Sub shall be merged with and into Armada whereupon Rezolve Merger Sub will cease to exist and with Armada surviving the Merger as a subsidiary of Cayman NewCo; and (b) Armada shall loan all of its remaining cash in the Trust Account to Cayman NewCo in exchange for a promissory note, to enable Cayman NewCo to fund working capital and transaction expenses. Pursuant to the Merger, all of the outstanding securities of Armada will be converted into the right to receive an equivalent number of securities of Cayman NewCo of the same type and with the same terms.

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

As of December 31, 2021, we had marketable securities held in the Trust Account of $150,003,896 (including $3,896 of interest income) consisting of money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, converted upon consummation of a business combination into additional Private Shares at a price of $10.00 per Private Share. As of December 31, 2021, no Working Capital Loans have been issued.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that we have and will continue to incur significant costs in pursuit of acquisition plans which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 17, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

We believe that the funds anticipated to be available at the time of our business combination (including the Business Combination) would be sufficient to meet our expenditures required for operating our business prior to the business combination. We do not plan to raise, and do not believe we will need to raise, additional funds in order to meet the expenditures required for operating our business prior to our business combination .. In connection with the execution of the Business Combination Agreement, we and Cayman NewCo entered into certain subscription agreements, each dated December 17, 2021 (the “Subscription Agreements”), with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 2,050,000 ordinary shares (the “PIPE Shares”) of Cayman NewCo (together, the “Subscriptions”), for a purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million to be issued substantially concurrently with the consummation of the Business Combination. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions. Under the Business Combination Agreement, either we or Rezolve may terminate the Business Combination Agreement if the aggregate transaction proceeds (excluding any amount pursuant to the Subscription Agreement to which Apeiron Investment Group Limited is party and any other amounts invested by the investors specified in the Business Combination Agreement) provided or committed to be provided are not more than $50 million. If we are unable to complete a business combination (including the Business Combination) because we do not have sufficient funds provided or committed to us or for any other reason, we will be forced to cease operations and liquidate the Trust Account as more fully described in Note 1 to our financial statements or in Results of Operations above.

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

Recent Accounting Standards

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and the Key Company Shareholders (as defined in the Business Combination Agreement) have entered into the Transaction Support Agreement (the “Transaction Support Agreement”), pursuant to which, among other things, the Key Company Shareholders have agreed to (a) enter into the transfer and exchange agreement in order to effect the Company Reorganization, (b) vote in favor of the Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into an Investor Rights Agreement at Closing and (d) the termination of certain agreements effective as of Closing.

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

There are no assurances that we will consummate our recently announced business combination with Rezolve, Inc.

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

The consummation of the Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including the completion of the Company Reorganization, the requisite approvals of our stockholders and Rezolve’s shareholders and regulatory approvals. There are no assurances that all the conditions to the Business Combination will be satisfied or satisfied within the time frames required un the Business Combination Agreement or otherwise expected. If the conditions to the Business Combination are not met (and, to extent waivable, are not waived), then, subject to the terms and conditions of the Business Combination Agreement, either the Company or Rezolve may terminate the Business Combination Agreement. The Company has until 15 months (or 18 months if extended) from the closing of the IPO to complete the initial Business Combination. However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

ARMADA ACQUISITION CORP. I

Date: February 14, 2022	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)

