Form 10-Q
period 2022-03-31
Armada Acquisition Corp. I
filed 2022-05-13
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act):    Yes  ☒    No  ☐
At May
11
, 2022, there were 20,709,500 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding which includes shares of Common Stock underlying the Units sold in the registrant’s initial public offering and of which 20,543,383 shares of Common stock trade separately.

ARMADA ACQUISITION CORP. I
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheets as of March 31, 2022 and September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended March 31, 2022, for the three months ended March 31, 2021, and for the period from November 5, 2020 (Inception) to March 31, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months and six months ended March 31, 2022 and for the period from November 2020 (Inception) to March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended March 31, 2022 and for the period from November 5, 2020 (Inception) to March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ARMADA ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	September 30, 2021

Assets
Cash	$343,600	$657,590
Prepaid expenses	226,903	259,580

Total current assets	$570,503	$917,170
Prepaid expenses	—	201,282
Investment held in Trust Account	150,016,139	150,001,052

Total Assets	$150,586,642	$151,119,504

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$1,841,705	$93,467
Taxes payable	187,034	25,671
Accrued offering costs	—	89,889

Total current liabilities	2,028,739	209,027
Commitments and Contingencies (Note 3 )
Common stock subject to possible redemption, 15,000,000 shares at redemption value of $10 per share at March 31, 2022 and September 30, 2021	150,000,000	150,000,000
Stockholders’ (Deficit) Equity :
Preferred stock, $0.0001 par value; 1,000,000 shares authorized ; none issued or outstanding		—
Common stock, $0.0001 par value; 100,000,000 shares authorized at 5,709,500 and 6,834,500 shares issued and outstanding at March 31, 202 2 and September 3 0 , 2021, respectively (excluding 15,000,000 shares subject to possible redemption at March 31, 2022 and September 3 0 , 2021)	570	683
Additional paid-in capital	1,434,732	1,378,693
Accumulated deficit	(2,877,399)	(468,899)

Total stockholders’ (deficit) equity	(1,442,097)	910,477

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$150,586,642	$151,119,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022

	For the three months ended March 31, 2022	For the six months ended, March 31, 2022
Formation and operating costs	$356,666	$2,367,661
Stock-based compensation	27,963	55,926

Loss from operations	(384,629)	(2,423,587)

Other income
Trust interest income	12,243	15,087

Total other income	12,243	15,087

Net loss	$(372,286)	$(2,408,500)

Basic and diluted weighted average shares outstanding	20,709,500	20,709,500

Basic and diluted net loss per share	$(0.02)	$(0.12)

	For the three months ended March 31, 2021	For the period from November 5, 2020 (Inception) to March 31, 2021

Formation and operating costs	$2,439	$2,439
Loss from operations	(2,439)	(2,439)

Net loss	$(2,439)	$(2,439)

Basic and diluted weighted average shares outstanding	4,000,000	4,000,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 5, 2020 (INCEPTION) TO MARCH 31, 2021

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of November 5, 2020 (inception)	—	$—	$—	$—	$—
Common Stocks issued to Sponsor	4,312,500	431	24,569	—	25,000
Issuance of Representative Shares	250,000	25	(25)	—	—
Net loss	—	—	—	(2,439)	(2,439)

Balance as of March 31, 2021 (unaudited)	4,562,500	456	$24,544	$(2,439)	$22,561

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2021 (Audited)	6,834,500	$683	$1,378,693	$(468,899)	$910,477
Forfeiture of founder shares	(1,125,000)	(113)	113	—	—
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(2,036,114)	(2,036,114)

Balance as of December, 2021	5,709,500	$570	$1,406,769	$(2,505,013)	$(1,097,674)

Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(372,386)	(372,386)

Balance as of March 31, 2022 (unaudited)	5,709,500	$570	$1,434,732	$(2,877,399)	$(1,442,097)

The accompanying notes are an integral part of
these
unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the six months ended March 31, 2022	`For the period from November 5, 2020 (Inception) to March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(2,408,500)	$(2,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs	—	391
Interest earned on cash and marketable securities held in Trust Account	(15,087)	—
Stock-based compensation	55,926	—
Changes in current assets and liabilities:
Prepaid expenses	249,694	1,187
Accounts payable and accrued expenses	1,642,614	—
Franchise tax payable	161,363	—

Net cash used in operating activities	(313,990)	(861)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from issuance of promissory note to related party	—	107,352
Payment of advances from related party	—	(392)
Payment of deferred offering costs	—	(68,489)

Net cash provided by financing activities	—	63,471

Net change in cash	(313,990)	62,610
Cash, beginning of the period	657,590	—

Cash, end of the period	$343,600	$62,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
Note 1 — Organization, Business Operations and Going Concern
Armada Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Delaware corporation on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). As more fully described in this Note 1, on December 17, 2021, the Company entered into a business combination agreement with a target business. The Company concentrated its efforts in identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
The Company’s sponsor is Armada Sponsor LLC (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on August 12, 2021 (the “Effective Date”). On August 17, 2021, the Company commenced the IPO of 15,000,000 units at $10.00 per unit (the “Units”)
.
Simultaneously with the consummation of the IPO, the Company consummated the private placement of 459,500 shares of common stock (“Private Shares”), at a price of $10.00 per share for an aggregate purchase price of $4,595,000.
Transaction costs amounted to $3,537,515 consisting of $1,500,000 of underwriting commissions, and $2,037,515 of other offering costs.
Following the closing of the IPO on August 17, 2021, after releasing funds to the Company to be held outside of the Trust, $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO was held in a Trust Account (“Trust Account”) and has been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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

On December 17, 2021, the Company entered into a business combination agreement with Rezolve Limited, a private limited company incorporated under the laws of England and Wales (and prior to Closing, Rezolve Limited will re-register as Rezolve PLC, a public limited company) (“
Rezolve
”) and Rezolve Merger Sub, Inc., (“
Rezolve Merger Sub
”) (such business combination agreement, the “
Business Combination Agreement
,” and such business combination, the “
Business Combination
”).
In connection with the execution of the definitive Business Combination Agreement, certain investors have agreed to purchase an aggregate of 2,050,000 ordinary shares of Rezolve for the purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million pursuant to certain subscription agreements (the “
Subscription Agreements
”). The obligations of each party under the subscription agreements are conditioned upon customary closing conditions and the consummation of the Business Combination.
Concurrently with the execution and delivery of the Business Combination Agreement, Armada and the Key Company Shareholders (as defined in the Business Combination Agreement) have entered into the Transaction Support Agreement (the “
Transaction Support Agreement
”), pursuant to which, among other things, the Key Company Shareholders have agreed to (a) enter into the transfer and exchange agreement in order to effect the Company Reorganization, (b) vote in favor of the Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated hereby, (c) enter into an Investor Rights Agreement at Closing and (d) the termination of certain agreements effective as of Closing.
Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
As of March 31, 2022, the Company had $343,600 in its operating account and working capital deficiency of $1,271,202.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
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
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic on the industry, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or that of Rezolve’s or any other target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the six months ended March 31, 2022, are not necessarily indicative of the results that may be expected through September 30, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $343,600 in cash and cash and cash equivalents investments of $150,016,139 in its Trust Account as of March 31, 2022.

Investment Held in Trust Account
As of March 31, 2022, the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as described below).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of March 31, 2022, due to the short maturities of such instruments.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net loss per common stock because the redemption value approximates fair value.

	For the three months ended March 31, 2022
	Subject to redemption	Not Subject to redemption

Basic and diluted net loss per share
Numerator:
Allocation of net loss	$269,721	$102,665
Denominator
Weighted-average shares outstanding	15,000,000	5,709,500
Basic and diluted net loss per share	$(0.02)	$(0.02)

	For the six months ended March 31, 2022
	Subject to redemption	Not Subject to redemption
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(1,744,489)	$(664,011)
Denominator
Weighted-average shares outstanding	15,000,000	5,709,500
Basic and diluted net loss per share	$(0.12)	$(0.12)

	For the three months ended March 31, 2021
	Subject to redemption	Not Subject to redemption
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$	$(2,439)
Denominator
Weighted-average shares outstanding		4,000,000
Basic and diluted net loss per share		$(0.00)

	From November 5, 2020 (Inception) to March 31, 2021
	Subject to redemption	Not Subject to redemption

Basic and diluted net loss per share
Numerator:
Allocation of net loss	$	$(2,439)
Denominator
Weighted-average shares outstanding		4,000,000
Basic and diluted net loss per share		$(0.00)
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Note 3 — Commitments & Contingencies
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

1
2

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

Note 4 — Recurring Fair Value Measurements
The Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
There were no transfers between Levels 1, 2 or 3 during the six months ended March 31, 2022.
Note 5 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, and other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

1
4

On May
9
, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
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

1
5

Business Combination Agreement
On December 17, 2021, we announced that we entered into a business combination agreement, dated as of December 17, 2021, with Rezolve Limited, a private limited liability company registered under the laws of England and Wales (“
Rezolve
”), Rezolve Group Limited, a Cayman Islands exempted company (“
Cayman NewCo
”), and Rezolve Merger Sub, Inc., a Delaware corporation (“
Rezolve Merger Sub
”) (such business combination agreement, the “
Business Combination Agreement
,” and such business combination, the “
Business Combination
”).
Pursuant to the terms of the Business Combination Agreement, we, Cayman NewCo, Rezolve and Rezolve Merger Sub will effect a series of transactions, of among other things:

•
a company reorganization pursuant to which Cayman NewCo will enter into a transfer and exchange agreement (the “
Transfer and Exchange Agreement
”), pursuant to which, each Key Company Shareholder (as defined in the Business Combination Agreement) will transfer to Cayman NewCo his, her or its respective shares of Rezolve in exchange for ordinary shares in Cayman NewCo, such that following the effectiveness of such transfers, the Key Company Shareholders will own the same proportionate equity interests of Cayman NewCo that such Key Company Shareholders owned immediately before such transfers (with the balance of the other shares of Rezolve to be transferred to Cayman NewCo in exchange for an equivalent number and class of shares in Cayman NewCo) and, immediately thereafter, each Key Company Shareholder will transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo so received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration in accordance with the terms and conditions set forth in the Business Combination Agreement and in such Transfer and Exchange Agreement (with all other shareholders of Rezolve to transfer to Cayman NewCo all of his, her or its respective shares of Cayman NewCo received in exchange for his, her or its applicable pro rata portion of the aggregate stock consideration); and

•
following the Company Reorganization, but in no event earlier than ten (10) days following the effectiveness of each of the transactions contemplated by the Company Reorganization: (a) Rezolve Merger Sub shall be merged with and into Armada whereupon Rezolve Merger Sub will cease to exist and with Armada surviving the Merger as a subsidiary of Cayman NewCo; and (b) Armada shall loan all of its remaining cash in the Trust Account to Cayman NewCo in exchange for a promissory note, to enable Cayman NewCo to fund working capital and transaction expenses. Pursuant to the Merger, all of the outstanding securities of Armada will be converted into the right to receive an equivalent number of securities of Cayman NewCo of the same type and with the same terms.

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
In connection with the execution of the Business Combination Agreement, we and Cayman NewCo entered into certain subscription agreements, each dated December 17, 2021 (the “
Subscription Agreements
”), with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 2,050,000 ordinary shares (the “
PIPE Shares
”) of Cayman NewCo (together, the “
Subscriptions
”), for a purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million to be issued substantially concurrently with the consummation of the Business Combination. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions.

1
6

We cannot assure you that our plans to complete our initial business combination will be successful.
Results of Operations
For the six months ended March 31, 2022, we had a net loss of $2,408,500, which consisted of operating costs and costs related to a prospective initial Business Combination of $2,367,661 and stock-based compensation of $55,926, partially offset by trust interest income of $15,087.
We will have 15 months (or 18 months if extended) from the closing of the IPO to complete the initial Business Combination (the “
Combination Period
”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the six months ended March 31, 2022, the Company paid $60,000 under this agreement.
Liquidity and Capital Resources
As of March 31, 2022, we had cash outside our Trust Account of $343,600, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.
On August 17, 2021, we completed the sale of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000.
Simultaneously with the consummation of the IPO, the Company consummated the private placement of 459,500 shares of common stock (“
Private Shares
”), at a price of $10.00 per share for an aggregate purchase price of $4,595,000.
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
As of March 31, 2022, we had marketable securities held in the Trust Account of $150,016,139 (including $16,139 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.
For the six months ended March 31, 2022, cash used in operating activities was $313,990. Net loss of $2,408,500 was impacted primarily by changes in operating assets and liabilities of $2,053,671, stock-based compensation of $55,926, partially offset by trust interest income of $15,087.

1
7

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 franchise tax was calculated using a partial year proration and amounted to $74,251. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “
Working Capital Loans
”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Shares at a price of $10.00 per Private Share. As of March 31, 2022, no Working Capital Loans have been issued.
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
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for the 15 month period from the closing of our initial public offering (or 18 months from such date if we extend the period of time to consummate a business combination). However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In connection with the execution of the Business Combination Agreement, Rezolve entered into certain subscription agreements, each dated December 17, 2021 (the “
PIPE Subscription Agreements
”), with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 2,050,000 Ordinary Shares (the “
PIPE Shares
”) of Rezolve (together, the “
Subscriptions
”), for a purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million to be issued substantially concurrently with the consummation of the Business Combination. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions. Under the Business Combination Agreement, either we or Rezolve may termination the Business Combination Agreement if the aggregate transaction proceeds (excluding any amount pursuant to the PIPE Subscription Agreement to which Apeiron Investment Group Limited is party and any other amounts invested by the investors specified in the Business Combination Agreement) provided or committed to be provided are not more than $50 million. If we are unable to complete a business combination (including the Business Combination) because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.
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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of March 31, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net loss per common stock because the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“
FASB
”) issued Accounting Standards Update (“
ASU
”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“
ASU
2020-06
”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.

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
Financial Advisory Fee
We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“
CCM
”), an affiliate of a member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to one (1.0) percent of the aggregate proceeds of the IPO, or $1,500,000, upon closing of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. On August 18, 2021, we paid to CCM an aggregate of $1,500,000. CCM has agreed to defer the payment of the portion of the advisory fee attributable to over-allotment option until the consummation of the initial Business Combination. CCM is engaged to represent our interests only. We have also engaged CCM as an advisor in connection with the initial Business Combination for which it will earn an advisory fee of 2.25% of the gross proceeds of the IPO, or $3,375,000, payable at closing of the Business Combination. On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in no additional fees and commissions related to the over-allotment option to be not payable to CCM by the Company.
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

2
0

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
In connection with the execution of the Business Combination Agreement, certain investors have agreed to purchase an aggregate of 2,050,000 ordinary shares of Cayman NewCo for the purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million pursuant to certain subscription agreements (the “
Subscription Agreements
”). The obligations of each party under the subscription agreements are conditioned upon customary closing conditions and the consummation of the Business Combination.
Concurrently with the execution and delivery of the Business Combination Agreement, the Company and the Key Company Shareholders (as defined in the Business Combination Agreement) have entered into the Transaction Support Agreement (the “
Transaction Support Agreement
”), pursuant to which, among other things, the Key Company Shareholders have agreed to (a) enter into the transfer and exchange agreement in order to effect the Company Reorganization, (b) vote in favor of the Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into an Investor Rights Agreement at Closing and (d) the termination of certain agreements effective as of Closing.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Following the consummation of our IPO on August 17, 2021, after releasing funds to Armada to be held outside of the Trust, $150,000,000 from the net proceeds of the sale of the units in the IPO was held in a Trust Account and has been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the

Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended September 30, 2021, as filed with SEC on December 29, 2021, and our Quarterly Report on Form
10-Q/A
for the quarter ended December 31, 2021, as filed with the SEC on February 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Our recently announced business combination with Rezolve Limited may be materially adversely affected by the recent
(COVID-19)
outbreak, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
On December 17, 2021, we announced that we entered into a business combination agreement, dated as of December 17, 2021, with Rezolve Limited, a private limited liability company registered under the laws of England and Wales (“
Rezolve
”), Rezolve Group Limited, a Cayman Islands exempted company (“
Cayman NewCo
”), and Rezolve Merger Sub, Inc., a Delaware corporation (“
Rezolve Merger Sub
”) (such business combination agreement, the “
Business Combination Agreement
,” and such business combination, the “
Business Combination
”).
A significant outbreak of
COVID-19
has resulted in a widespread health crisis that could continue to, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could:

•	adversely affect the economies and financial markets worldwide, leading to changes in interest rates, reduced liquidity and a continued slowdown in global economic conditions;

•	provoke turbulence in financial markets, which could make it difficult or impossible to raise additional capital to consummate a deal including debt or equity on terms acceptable to us or at all;

•
disrupt our operations and those of our potential partners, including those helping us diligence or search for targets, due to illness or efforts to mitigate the pandemic, including but not limited to government-mandated shutdowns, other social distancing measures, travel restrictions, office closures and measures impacting on working practices, such as the imposition of remote working arrangements, and quarantine requirements and isolation measures under local laws;

•	negatively impact the health of members of our team;

•	adversely affect our ability to conduct redemptions; and

•	materially and adversely affect the business of Rezolve.
Furthermore, we may be unable to complete the Business Combination at all if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with Rezolve’s personnel, vendors and services providers in a timely manner, if at all. The extent to which
COVID-19
impacts the Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. The global spread of
COVID-19
could materially and adversely affect our operations and financial condition due to the disruptions to commerce, reduced economic activity and other unforeseen consequences of a pandemic that are beyond our control. While vaccines for
COVID-19
are being, and have been, developed, there is no guarantee that any such vaccine will be effective, work as expected or be made available or will be accepted on a significant scale and in a timely manner. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate the Business Combination, or the operations of Rezolve may be materially adversely affected.

Finally, the outbreak of
COVID-19
or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect the Business Combination and Rezolve. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form
10-K,
such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate the Business Combination, or the operations of Rezolve, may be materially adversely affected.
In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description	Incorporation by Reference

Exhibit No.	Description	Incorporation by Reference

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: May 13, 2022	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President (Principal Accounting and Financial Officer)