Form 10-Q
period 2022-06-30
Armada Acquisition Corp. I
filed 2022-08-15
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File
No. 001-40742

Armada Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Delaware	85-3810850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1760 Market Street, Suite 602
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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes
☒
No  ☐
At August
12,
2022, there were 20,709,500 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding which includes shares of Common Stock underlying the Units sold in the registrant’s initial public offering and of which 20,550,071shares of Common stock trade separately.

ARMADA ACQUISITION CORP. I
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and September 30, 2021 (Audited)	1

	Condensed Statements of Operations for the three and nine months ended June 30, 2022 (Unaudited) and the three months ended June 30, 2021 (unaudited) and for the period from November 5, 2020 (Inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended June 30, 2022 (Unaudited) and for the period from November 5, 2020 (Inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended June 30, 2022 (Unaudited) and for the period from November 5, 2020 (Inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARMADA ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(Unaudited)	(Audited)
Assets

Cash	$439,863	$657,590
Prepaid expenses	162,953	259,580

Total current assets	602,816	917,170

Prepaid expenses	—	201,282
Investment held in Trust Account	150,109,154	150,001,052

Total Assets	$150,711,970	$151,119,504

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$2,880,149	$93,467
Taxes payable	100,000	25,671
Promissory Notes—Related Party	483,034	—
Accrued offering costs	—	89,889

Total current liabilities	3,463,183	209,027

Commitments and Contingencies (Note 4)
Common stock subject to possible redemption, 15,000,000 shares at redemption value of $10 per share at June 30, 2022 and September 30, 2021	150,000,000	150,000,000
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized , 5,709,500 and 6,834,500 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at June 30, 2022 and September 30, 2021, respectively	570	683
Additional paid-in capital	1,462,695	1,378,693
Accumulated deficit	(4,214,478)	(468,899)

Total Stockholders’ (Deficit) Equity	(2,751,213)	910,477

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$150,711,970	$151,119,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended	For the period from November 5, 2020 (inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and operating costs	$1,522,131	$1,969	$3,889,792	$4,408
Stock-based compensation	27,963	—	83,889	—

Loss from operations	(1,550,094)	(1,969)	(3,973,681)	(4,408)

Other income
Trust interest income	213,015	—	228,102	—

Total other income	213,015	—	228,102	—

Net loss	$(1,337,079)	(1,969)	$(3,745,579)	$(4,408)

Basic and diluted weighted average shares outstanding	20,709,500	4,500,000 (1)	20,709,500	4,500,000 (1)

Basic and diluted net loss per share	$(0.06)	(0.00)	$(0.18)	$(0.00)

(1)	Excludes 675,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)
THREE AND NINE MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2021	6,834,500	$683	$1,378,693	$(468,899)	$910,477
Forfeiture of founder shares	(1,125,000)	(113)	113	—	—
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(2,036,114)	(2,036,114)

Balance as of December, 2021	5,709,500	$570	$1,406,769	$(2,505,013)	$(1,097,674)
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(372,386)	(372,386)

Balance as of March 31, 2022	5,709,500	$570	$1,434,732	$(2,877,399)	$(1,442,097)
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(1,337,079)	(1,337,079)

Balance as of June 30, 2022	5,709,500	$570	$1,462,695	$(4,214,478)	$(2,751,213)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM NOVEMBER 5, 2020 (INCEPTION) TO JUNE 30, 2021

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares (1)	Amount	Paid-in Capital	Deficit	Equity
Balance as of November 5, 2020 (inception)	—	$—	$—	$—	$—
Common Stock issued to Sponsor	4,312,500	431	24,569	—	25,000
Issuance of Representative Shares	250,000	25	(25)	—	—
Net loss	—	—	—	(2,439)	(2,439)

Balance as of March 31, 2021	4,562,500	456	$24,544	$(2,439)	$22,561
87,500 of Representative shares returned to the Company	(87,500)	(9)	9	—	—
Additional 700,000 shares of Common Stock issued to Sponsor	700,000	70	4,000	—	4,070
Net loss	—	—	—	(1,969)	(1,969)

Balance as of June 30, 2021	5,175,000	$517	$28,553	$(4,408)	$24,662

(1)	Includes 675,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30, 2022	For the period from November 5, 2020 (inception) through June 30, 2021
Cash Flows from Operating Activities:

Net loss	$(3,745,579)	$(4,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(228,102)	—
Stock-based compensation	83,889	—
Changes in current assets and liabilities:
Prepaid expenses	297,909	(8,171)
Accounts payable and accrued expenses	2,696,793	5,400
Franchise tax payable	74,329	—

Net cash used in operating activities	(820,761)	(7,179)

Cash Flows from Investing Activities:
Interest withdrawn from Trust Account	120,000	—

Net cash provided by investing activities	120,000	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes to related party	483,034	—
Advances from related parties	—	132,352
Payment of deferred offering costs	—	(111,427)

Net cash provided by financing activities	483,034	20,925

Net change in cash	(217,727)	13,746
Cash, beginning of the period	657,590	—

Cash, end of the period	$439,863	$13,746

Supplemental disclosure of noncash investing and financing activities
Due from Sponsor from sale of common stock to initial stockholders	$—	$4,070

Deferred offering costs paid by Sponsor in exchange for common stock	$—	$25,000

Accrued deferred offering costs	$—	$56,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
The Company’s sponsor is Armada Sponsor LLC (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on August 12, 2021 (the “Effective Date”). On August 17, 2021, the Company commenced the IPO of 15,000,000 units at $10.00 per unit (the “Units”).
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay tax obligations, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding public shares if it has not completed a Business Combination in the required time period The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. As of June 30, 2022, the Trust Account has released $120,000 to the Company to pay tax obligations.
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
On December 17, 2021, the Company entered into a business combination agreement with Rezolve Limited, a private limited company incorporated under the laws of England and Wales (“
Rezolve
”), Rezolve Group Limited, a Cayman Islands exempted company (“
Cayman NewCo
”), and Rezolve Merger Sub, Inc., (“
Rezolve Merger Sub
”) (such business combination agreement, the “
Business Combination Agreement
,” and such business combination, the “
Business Combination
”).
In connection with the execution of the definitive Business Combination Agreement, certain investors have agreed to purchase an aggregate of 2,050,000 ordinary shares of Cayman NewCo for the purchase price o
f $10.00 per share, for an aggregate purchase price of $20.5 million pursuant to certain subscription agreements (the “
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
”), pursuant to which, among other things, the Key Company Shareholders have agreed to (a) vote in favor of the Company Reorganization (b) vote in favor of the Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into the Investor Rights Agreement (as described below) at Closing and (d) the termination of certain agreements effective as of Closing.
Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
As of June 30, 2022, the Company had $439,863 in its operating account and working capital deficiency of $2,760,367.
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs (see Note 3). The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 3). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs to date have been satisfied through the $36,045 proceeds received from the sale of its Founder Shares to the Sponsor, the advances of $230,352 from the Sponsor to cover the Company’s offering costs in connection with the IPO, the interest-free promissory notes of $483,034 from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the advances from Sponsor was fully repaid on August 17, 2021.
 During July 2022, the Company repaid $187,034 of the $483,034 due to the Sponsor under the promissory notes which represented the monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay these monies.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic on the industry, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or that of Rezolve’s or any other target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended June 30, 2022, are not necessarily indicative of the results that may be expected through September 30, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $439,863 and $657,590 in cash, and cash and cash equivalents investments of $150,109,154 and $150,001,052 in its Trust Account, as of June 30, 2022 and September 30, 2021, respectively.
Investment Held in Trust Account
As of June 30, 2022 and September 30, 2021, the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as described below).
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and promissory notes to related party are estimated to approximate the carrying values as of June 30, 2022 and September 30, 2021, due to the short maturities of such instruments.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2022 and September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net loss per common stock because the redemption value approximates fair value.

	Three months ended
	June 30, 2022		June 30, 2021
	Common stock subject to redemption	Common stock	Common stock subject to redemption	Common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(968,453)	$(368,626)	$—	$(1,969)
Denominator
Weighted-average shares outstanding	15,000,000	5,709,500	—	4,500,000 (1)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$—	$(0.00)

	Nine months ended		For the period from November 5, 2020 (inception)
	June 30, 2022		through June 30, 2021
	Common stock subject to redemption	Common stock	Common stock subject to redemption	Common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(2,712,943)	$(1,032,636)	$—	$(4,408)
Denominator
Weighted-average shares outstanding	15,000,000	5,709,500	—	4,500,000 (1)

Basic and diluted net loss per share	$(0.18)	$(0.18)	$—	$(0.00)

(1)	Excludes 675,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

Stock Based Compensation
On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. The aggregate fair value of these shares was $509,552 at issuance. As of June 30, 2022 and September 30, 2021, $369,735 and $285,846 compensation have been recognized related to these shares that were vested.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Related Party Transactions
Promissory Notes—Related Party
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. As of June 30, 2022, the Company had borrowed $483,034 under the promissory notes.

During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The second promissory note in the amount of $296,000 remains outstanding.
Working Capital Loans
In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest
bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares at a price of $10.00 per share. The shares would be identical to the Private Shares. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of June 30, 2022 and September 30, 2021, no such Working Capital Loans were outstanding.
Administrative Service Fee
Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended June 30, 2022, the Company paid $30,000 and $90,000 administrative service fee, respectively.

Note 4 — Commitments & Contingencies
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
Business Combination Marketing Agreement
The Company engaged the representative of the underwriter as an advisor in connection with Business Combination to assist in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000. The Company will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of the initial Business Combination. Additionally, the Company will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces the Company to the target business with which the Company completes a Business Combination. On October 1,2021the underwriters’ over-allotment option expired unused resulting in no additional marketing fees related to the over-allotment option to be not payable to the representative on the underwriter by the Company.
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
Note 5 — Recurring Fair Value Measurements
The Company’s trust assets on the balance sheets consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
There were no transfers between Levels 1, 2 or 3 during the nine months ended June 30, 2022.
Note 6 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.
As stated in Note 3, on May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 evidenced by two promissory notes. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The second promissory note in the amount of $296,000 remains outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form10-Qincludes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
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
If we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Business Combination Agreement
On December 17, 2021, we announced that we entered into a business combination agreement, dated as of December 17, 2021, with Rezolve Limited, a private limited liability company registered under the laws of England and Wales (“
Rezolve
”), Rezolve Group Limited, a Cayman Islands exempted company (“Cayman NewCo”), and Rezolve Merger Sub, Inc., a Delaware corporation (“
Rezolve
Merger Sub
”) (such business combination agreement, the “
Business Combination Agreement
,” and such business combination, the “
Business Combination
”).
Pursuant to the terms of the Business Combination Agreement, we, Cayman NewCo, Rezolve and Rezolve Merger Sub will effect a series of transactions including, among other things:

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

As a result of the Business Combination (i) the shareholders of Rezolve will receive a number of Cayman NewCo ordinary shares equal to (A) the quotient obtained by dividing (x) $1,750,000,000 by (y) $10.00 minus (B) the Outstanding Warrant Number (as defined in the Business Combination Agreement) and minus (C) the Acquisition Shares (as defined in the Business Combination Agreement) (to the extent such Acquisition Shares are not already issued on or prior to the Company Reorganization Date), and (ii) the combined company will pay or cause to be paid all of the transaction expenses.
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
Results of Operations
For the three months ended June 30, 2022, we had a net loss of $1,337,079, which consisted of formation and operating costs of $1,522,131 and stock-based compensation of $27,963, partially offset by trust interest income of $213,015.
For the three months ended June 30, 2021, we had a net loss of $1,969, which entirely consisted of formation and operating costs of $1,969.
For the nine months ended June 30, 2022, we had a net loss of $3,745,579, which consisted of formation and operating costs of $3,889,792 and stock-based compensation of $83,889, partially offset by trust interest income of $228,102.
For the period from November 5, 2020 (inception) through June 30, 2021, we had a net loss of $4,408, which entirely consisted of formation and operating costs of $4,408.
We will have 15 months (or 18 months if extended) from the closing of the IPO to complete the initial Business Combination (the “
Combination Period
”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of June 30, 2022, the Trust Account has released $120,000 to the Company to pay tax obligations.
We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended June 30, 2022, the Company paid $30,000 and $90,000 under this agreement, respectively.
Liquidity and Capital Resources
As of June 30, 2022, we had cash outside our Trust Account of $439,863, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.
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
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest

bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. As of June 30, 2022, the Company had borrowed $483,034 under the promissory notes. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note, $120,000 of which was distributed to it from the Trust Account during June 2022, and $62,069 of which was distributed to it from the Trust Account during July 2022. The second promissory note in the amount of $296,000 remains outstanding.
As of June 30, 2022, we had marketable securities held in the Trust Account of $150,109,154 (including $109,154 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of June 30, 2022, the Trust Account has released $120,000 to the Company to pay franchise tax obligations.
For the nine months ended June 30, 2022, cash used in operating activities was $820,761. Net loss of $3,745,579 was impacted primarily by changes in operating assets and liabilities of $3,069,031, stock-based compensation of $83,889, partially offset by trust interest income of $228,102.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 Delware franchise tax amounted to $182,069. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of June 30, 2022, the Trust Account has released $120,000 to the Company to pay tax obligations.
Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “
Working Capital Loans
”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Shares at a price of $10.00 per Private Share. As of June 30, 2022, no Working Capital Loans have been issued.
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
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for the 15 month period from the closing of our initial public offering (or 18 months from such date if we extend the period of time to consummate a business combination). However, if our estimate of the costs of identifying a target business, undertaking in-depth

due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In connection with the execution of the Business Combination Agreement, certain investors entered into certain subscription agreements, each dated December 17, 2021 (the “
PIPE Subscription Agreements
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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
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
”), pursuant to which, among other things, the Key Company Shareholders have agreed to (a) vote in favor of the Company Reorganization (b) vote in favor of the Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into the Investor Rights Agreement (as described below) at Closing and (d) the termination of certain agreements effective as of Closing.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in
Rules 13a-15(e)and15d-15(e)under
the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended September 30, 2021, as filed with SEC on December 29, 2021, our Quarterly Report on Form
10-Q/A
for the quarter ended December 31, 2021, as filed with the SEC on February 14, 2022, and our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022, as filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or record inflation.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business.
Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: August 12, 2022	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)