Form 10-K
period 2022-09-30
Armada Acquisition Corp. I
filed 2022-12-22
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number

Armada Acquisition Corp. I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3810850
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1760 Market Street, Suite 602 Philadelphia, Pennsylvania	19103
Address of Principal Executive Offices	Zip Code
Registrant’s telephone number, including area code(215) 543-6886
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one half of one Redeemable Warrant	AACIU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	AACI	The Nasdaq Stock Market LLC
Warrants, exercisable for one share of Common Stock for $11.50 per share	AACIW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  ☒

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐
As of March 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates of the registrant was $148,895,750

(based on the closing price of the registrant’s Common Stock on that date as reported on Nasdaq).
At December 13, 2022, there were 20,709,500 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding which includes shares of Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 20,585,251 shares of Common Stock trade separately.

Unless otherwise stated in this Annual Report on Form 10-K for the year ended September 30, 2022 (this “Form 10-K”), references to:

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

•

“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not our sponsor or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

•	“sponsor” are to Armada Sponsor LLC, a Delaware limited liability company, an entity affiliated with members of our management team and other members of the Armada Team; and

•	“warrants” are to our redeemable public warrants.

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

•	our potential ability to obtain additional financing to complete a business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential changes in control of us if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

•	our use of proceeds not held in the trust account; or

•	our financial performance following this offering or following our initial business combination.

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

PART I

ITEM 1. BUSINESS

General

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report on Form 10-K. We disclosed in our final prospectus to our registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission on August 16, 2021 (the “final prospectus”) that while we may pursue an initial business combination target in any business or industry, we intended to concentrate our efforts identifying businesses in the FinTech industry with an enterprise value of approximately $500 million to $1.0 billion, with particular emphasis on businesses that are providing digital, on-line or mobile payment solutions, processing and gateway services, point-of-sale technologies, consumer engagement platforms, and ecommerce and loyalty solutions.

We believe the creation, delivery and servicing of financial payment products and related services for consumers and businesses is undergoing continuous evolution, which will further and dramatically develop in the years ahead. Amid an increased level of sophistication in financial technology and services, we believe that there are many potential targets within the financial technology industry that could become attractive public companies, and that many other potential targets will continue to emerge. We believe that these potential targets exhibit a diverse range of business models and growth characteristics, ranging from high-growth companies to established firms with stable revenues and strong cash flow. In addition, these businesses tend to have above-industry growth rates and would greatly benefit from access to public market capital and management’s extensive operational experience in both public and private companies. We believe our management team is well-positioned to capitalize on these trends and to identify, acquire, and manage a business in the financial technologies industry that can benefit from their operational, strategic, managerial and transaction experience, as well as their differentiated networks.

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

Rezolve Limited Business Combination Agreement

On December 17, 2021, we announced that we entered into a business combination agreement, dated as of December 17, 2021 with Rezolve Limited, a private limited liability company registered under the laws of England and Wales (“Rezolve”), and Rezolve Merger Sub, Inc., a Delaware corporation (“Rezolve Merger Sub”) and the other parties thereto, which we amended on November 10, 2022 (such business combination agreement, as amended, the “Business Combination Agreement,” and such business combination, the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, Armada, Rezolve and Rezolve Merger Sub will effect a series of transactions including, among other things:

•

a company reorganization will be effected whereby (a) the A Ordinary Shares of £0.0001 each of Rezolve shall be reclassified as Ordinary Shares of £0.0001 each and all the then existing Ordinary Shares of £0.0001 of Rezolve will be consolidated on a 10 to 1 basis into Ordinary Shares of £0.001 each and (b) part of the amount standing to the credit of the share premium account of Rezolve shall be applied in paying up additional Ordinary Shares of £0.001 each in Rezolve to be allocated to each of the existing shareholders on the basis of a ratio such that, together with any other necessary steps, immediately following all such steps each Company Shareholder will hold his, her or its applicable pro rata portion of the aggregate stock consideration in accordance with the terms and conditions set forth in the Business Combination Agreement (such steps in (a) and (b) and any additional necessary steps being collectively referred to as the “Company Reorganization”); and

•

following the Company Reorganization: (a) Rezolve Merger Sub shall be merged with and into Armada whereupon Rezolve Merger Sub will cease to exist and with Armada surviving the Merger as a subsidiary of Rezolve; and (b) Armada shall loan all of its remaining cash in the Trust Account to Rezolve in exchange for a promissory note (the “Promissory Note”), to enable Rezolve to fund working capital and transaction expenses. Each of the outstanding shares of Armada Common Stock held by the shareholders of Armada will be exchanged for one Ordinary Share of Rezolve. As a result of the Company Reorganization and the Business Combination the shareholders of Rezolve will hold a number of Rezolve Ordinary Shares equal to (A) the quotient obtained by dividing (x) $1,750,000,000 by (y) $10.00 minus (B) the Outstanding Warrant Number (as defined in the Business Combination Agreement).

Upon the closing of the transactions, it is expected that the Combined Company will be named Rezolve PLC and will be listed on The Nasdaq Stock Market LLC.

Amendment to Rezolve Limited Business Combination Agreement

As mentioned above, on November 10, 2022 (the “Amendment Date”), Armada and Rezolve entered into a First Amendment to the Business Combination Agreement (the “Amendment”). Except as specifically set forth in the Amendment, all other terms and provisions of the Business Combination Agreement remain unaffected and continue in full force and effect. Below is a summary of the key amendments:

Structure of the Business Combination

The Amendment amends the Business Combination Agreement so that Rezolve is substituted for Cayman Newco as applicable. As a result of this amendment, Cayman Newco is no longer a party to the Business Combination Agreement or the Business Combination, and Rezolve will be the listed entity upon the Closing. As necessary, Armada and Rezolve have agreed to make any amendments to the Ancillary Documents as are necessary or appropriate to effect the substitution of Rezolve for Cayman Newco in the Business Combination.

Termination

The original Business Combination Agreement allowed the parties to terminate such agreement if certain conditions described therein are satisfied. One such condition allowed either Armada or Rezolve to terminate the Business Combination Agreement if the Business Combination was not consummated by August 31, 2022 (the “Termination Date”). The Amendment extended the Termination Date to the later of (i) January 31, 2023 or (ii) fifteen (15) days prior to the last date on which Armada may consummate a Business Combination, as defined in and pursuant to the Second Amended and Restated Certificate of Incorporation of Armada, as approved or extended by the stockholders of Armada from time to time.

The original Business Combination Agreement allowed either Armada or Rezolve to terminate the Business Combination Agreement in the event the aggregate transaction proceeds provided or committed to be provided were not more than fifty million dollars ($50,000,000). The Amendment deleted this provision in its entirety.

Incentive Plan

Under the Amendment, Armada and Rezolve agreed and acknowledged that following June 30, 2023, the Board has the right to increase the number of shares under the Rezolve incentive plan by up to 5% per annum for each calendar year commencing in and including 2023, subject to appropriate shareholder approval as required by applicable law or the NASDAQ rules and regulations.

Articles of Association

Pursuant to the Amendment, Armada and Rezolve agreed upon the form of the articles of association of Rezolve to be adopted and become effective upon closing of the Business Combination.

There are no assurances that the Business Combination will close, the consummation of which remains subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, a registration statement of Rezolve becoming effective and approval of the Business Combination by the stockholders of Armada and Rezolve.

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

Subsequent thereto, and during the audit and restatement process, additional adjustments related to financial reporting and accounting policy issues were identified which were unrelated to the foregoing adjustments. Based upon these additional adjustments, USAT determined to restate additional financial statements. Due to the foregoing, USAT was not able to file certain of its periodic reports within the time period required by Nasdaq, and USAT’s shares were suspended from trading on Nasdaq on September 26, 2019 and were subsequently relisted on Nasdaq. On October 9, 2019, USAT filed its outstanding periodic financial reports and announced that it had raised $20 million in an equity funding and obtained a commitment from the investor to extend a $30 million senior debt term loan facility. USAT has publicly disclosed that it has responded to a subpoena received from a regulatory agency that sought records regarding prior financial reporting periods, including the aforementioned restatements. USAT indicated that it is cooperating fully with the agency’s requests.

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

Celso L. White brings operational, industry, international business, strategic initiative, risk management and environmental and safety expertise to the Board as well as public Board experience. From 2013 to December 2019, he served as Global Chief Supply Chain Officer at Molson Coors Brewing Company (NYSE: TAP), one of the largest global brewers with more than 40 breweries in the United States, Canada, Europe and India and worldwide distribution, and with annual net sales of approximately $10.6 billion during 2019. From 2010 to January 2013, he was Vice President of International Supply Chain at Molson Coors. From 1998 to 2010, he was at PepsiCola (Nasdaq: PEP), leading the R&D process and manufacturing technology teams from 1998 to 2004, and then as Vice President and General Manager of Concentrate Operations, responsible for the Americas and parts of Asia, from 2004 to 2010. He served in various senior operational roles at Silgin White Corp. from 1984 until 1990, M&M/Mars from 1990 until 1993, and Campbell Soup Company (NYSE: CPB) from 1993 until 1998. In January 2020, he co-founded Igniting Business Growth LLC, a consultancy business. Since 2018, Mr. White has served as a Board member and a member of the Compensation and Management Development Committee of CF Industries Holdings, Inc. (NYSE: CF), one of the world’s largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products. He serves on the Board of Colorado UpLift, whose mission is to build long-term, life-changing relationships with urban youth, based in Denver, Colorado. He is also a member of the Bradley University Board of Trustees.

We believe that our management team’s extensive relationships across the financial technologies industries, comprehensive operating experience building leading companies, transaction experience in acquiring and integrating businesses and focus on partnering with management teams to share our industry knowledge and network of long-standing industry relationships will enable us to consummate an initial business combination and facilitate innovative operational improvements and potential additional acquisitions post-close. Our collective experience in addressing complex situations across consumer- and business-facing business models involving a variety of revenue models and constituents, including the FinTech payment ecosystem and related consumer engagement platforms, and developing creative solutions forms the foundation of our competitive advantage.

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

Business Strategy

We have concentrated our efforts in identifying potential business combination targets in the FinTech industry with an equity value of approximately $500 million to $1.0 billion, with particular emphasis on businesses that provide digital, on-line or mobile payment solutions, processing and gateway services, point-of-sale technologies, consumer marketing platforms, and ecommerce and loyalty solutions.

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

In determining which potential business combination opportunities to pursue, our management considered a variety of factors in selecting potential business combination targets, including, but not limited to, the potential transaction size and enterprise value for the target relative to the size of our Trust Account; the industry in which the target operates, with a focus on those targets that fit within the acquisition criteria set forth in its final prospectus for our initial public offering in the digital, on-line or mobile payment solutions, processing and gateway services sectors, and/or with point-of-sale technologies, consumer marketing platforms, and e-commerce and loyalty solutions; and the public company readiness of the potential business combination targets, including the experience and composition of the management teams of the potential business combination targets.

Acquisition / Investment Criteria

As discussed in our final prospectus, we identified the following general criteria that we believed were important in evaluating prospective target businesses. We used these criteria in evaluating our prospective Business Combination with Rezolve; however, no individual criterion was entirely determinative of our decision to pursue the prospective Business Combination with Rezolve:

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

We believe we are offering the following benefits to Rezolve:

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

Notwithstanding the foregoing, these criteria and guidelines were not intended to be exhaustive. Our evaluation relating to the merits of any particular business combination, including with Rezolve, included other considerations, factors, criteria and guidelines that our management deemed relevant.

We have until February 17, 2023 (or 18 months from the closing of our initial public offering) to consummate an initial business combination after extending the period of time to consummate a business combination for three months on November 10, 2022 (unless we further extend the period of time to consummate a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, our sponsor or its affiliates or designees deposited into the trust account $1,500,000, or $0.10 per share. On November 10, 2022, our sponsor loaned us $1.5 million in order to cover the additional contribution to the trust account in connection with the automatic extension of the deadline to complete our initial business combination and $0.45 million dollars for working capital purposes. Each loan is non-interest bearing and evidenced by a promissory note. The notes would be paid upon consummation of our initial business combination, without interest. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

Our Acquisition Process

In evaluating a prospective target business, we conducted a thorough due diligence that encompassed, among other things, meetings with incumbent management and employees, document reviews, , as well as a review of financial and other information made available to us. We utilized our operational and capital allocation experience. While we were not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, we elected not to do so.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. On December 17, 2021, we announced that we entered into the Business Combination Agreement and on November 14, 2022, we announced that we entered into the Amendment. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

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

Our sponsor, initial stockholders and our officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to this offering or purchased by them in this offering or in the aftermarket.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

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

The proxy solicitation materials that we will furnish to stockholders in connection with a vote for any proposed business combination will contain additional information regarding the applicable delivery requirements.

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

Since our anchor investors purchased all of the units that they collectively expressed an interest in purchasing in our initial public offering and are expected to vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders are expected to be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination. We intend to give not less than 10 days nor more than 60 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreement of our sponsor, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Liquidation if No Business Combination

Following the automatic extension of the deadline to consummate our initial business combination pursuant to our amended and restated certificate of incorporation we will have only until February 17, 2023 (unless we further extend the period of time to consummate a business combination) to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by February 17, 2023, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, executive officers, directors or any other person.

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

We are required to seek to have all third parties (including any vendors or other entities we engage after this offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by our sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after February 17, 2023, unless we see to further extend the deadline by which we may consummate our initial business combination. If we elect to liquidate, we anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of this offering and the sale of the private shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after February 17, 2023, unless we further extend the period of time to consummate a business combination), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to this offering that will apply to us until the consummation of our initial business combination. On November 10, 2022, we exercised the automatic extension of the deadline for us to complete an initial business combination under our second amended and restated certificate of incorporation, and have until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination. These provisions of our second amended and restated certificate of incorporation cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by February 17, 2023, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

•

if our initial business combination is not consummated by February 17, 2023 (or 18 months following our initial public offering), then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

•	upon the consummation of this offering, $150.0 million, or approximately $172.5 million if the over-allotment option is exercised in full, shall be placed into the trust account;

•

we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

•

prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in this offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies.

Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of this offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

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

Facilities

We currently maintain our principal executive offices at 1760 Market Street, Suite 602, Philadelphia, PA 19103. The cost for this space is included in the $10,000 per-month fee to our sponsor. We will be charged for general and administrative services commencing on the date of this Annual Report pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report contains financial statements audited and reported on by our independent registered public accountants.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in this [Annual Report]. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this [Annual Report].

•	Our public stockholders may be forced to wait after February 17, 2023 before receiving distributions from the trust account if we are unable to consummate a business combination.

•	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

•	We may be unable to complete a business combination if our working capital is insufficient to allow us to operate through at least February 17, 2023 (unless we further extend the period of time).

•	Provisions of our warrant agreement may make it more difficult for us to consummate an initial business combination.

•	We depend upon the efforts of our key personnel to effect a business combination and to be successful thereafter.

•	Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

•

Our officers and directors have conflicts of interest in their determination as to how much time to devote to our affairs, which could have a negative impact on our ability to consummate a business combination.

•	The representative in our initial public offering may have a conflict of interest in rendering services to us in connection with our initial business combination.

•	We anticipate that we will only be able to complete one business combination and will be be solely dependent on a single business.

•	The redemption rights of our stockholders may not allow us to effectuate the most desirable business combination or optimize our capital structure.

•	Each public stockholder will have the option to vote in favor of a proposed business combination and still seek redemption of his, her or its shares.

•	Our board of directors may exercise discretion in agreeing to changes or waivers in the terms of the business combination, which may result in a conflict of interest.

•

We do not have a specified maximum redemption threshold, which may make it easier for us to consummate a business combination even where a substantial number of public stockholders seek to redeem their shares.

•

Our current stockholders will experience immediate dilution as a consequence of the issuance of shares in Rezolve as consideration in the business combination and minority share position may reduce the influence that our public stockholders have on the management of Rezolve following the business combination.

•

We may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline.

•

We require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, and such redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

•	Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

•

Competition for attractive business combination targets could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•	Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

•	The impact of the coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets on the consummation of a business combination.

•

Subsequent to the Closing, Rezolve may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could materially adversely affect its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

•	The requirement that we complete an initial business combination within the prescribed period of time may give potential target businesses leverage over us in negotiating a business combination.

•

The extension of the time period to consummate our initial business combination for an additional three months without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith.

•	We may not obtain a fairness opinion with respect to the target business that we seek to.

•

A business combination with a company located in a foreign jurisdiction would subject us to a variety of additional risks that may negatively impact our operations. and the laws applicable to such company will likely govern all of our material agreements impacting our ability to enforce our legal rights.

•

We will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

•	Past performance by our management team or their affiliates may not be indicative of future performance of an investment in us.

•

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination that may provide for them to receive compensation following a business combination and cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

•	Certain members of Rezolve’s management team have limited experience managing a public company.

•

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•	Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

•

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us.

•	Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

•

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

•

Our anchor investors have purchased approximately 99% of the units sold in our initial public offering. As a result, the trading volume, volatility and liquidity for our shares could be reduced, the trading price of our shares could be adversely affected and other investors could be prevented from influencing significant corporate decisions.

•

Since our anchor investors acquired an interest in founder shares from our sponsor in connection with the closing of our initial public offering, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

•	Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•	You will not be permitted to exercise your warrants unless we register and qualify the underlying common stock or certain exemptions are available.

•

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

•

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

•	Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

Rezolve will be required to meet the initial listing requirements to be listed on Nasdaq, which it may not be able to do. Even if Rezolve’s securities are so listed, Rezolve may be unable to maintain the listing in the future.

•	You will not be entitled to protections normally afforded to investors of blank check companies.

•	There may be tax consequences to our business combinations that may adversely affect us.

•	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

•

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

•

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

•	We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

•

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

•	If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

•

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

•

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

•

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

Risks Relating to our Search For, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than until February 17, 2023 before receiving distributions from the trust account.

Following the exercise of the automatic extension of the deadline for us to complete an initial business combination under our second amended and restated certificate of incorporation, we have until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination unless we further extend the period of time to consummate a business combination). We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to redeem or sell their shares to us. Only after the expiration of this full time period, which we may seek to extend further in accordance with our second amended and restated certificate of incorporation, will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

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

If our working capital is insufficient to allow us to operate through at least February 17, 2023 (unless we further extend the period of time to consummate a business combination), we may be unable to complete a business combination.

On November 10, 2022, our sponsor loaned us $1.5 million in order to cover the additional contribution to the trust account in connection with the automatic extension of the deadline to complete our initial business combination and $0.45 million for working capital purposes. Also, as of September 30, 2022, we owed our Sponsor $251,754 for loans previously made to us in May 2022 to fund working capital. Each loan is non-interest bearing and evidenced by a promissory note. The notes would be paid upon consummation of our initial business combination, without interest. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. We believe that such funds will be sufficient to allow us to operate through February 17, 2023 (unless we further extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the trust account and all interest available to us and the proceeds from our working capital loan made on November 10, 2022, we may not have sufficient funds available with which to close an initial business combination. In such event, we would need to borrow additional funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be non-interest bearing and be evidenced by a promissory note and would be paid upon consummation of our initial business combination, without interest.

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

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel.

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

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any such individuals, we cannot assure you that our assessment of these individuals will prove to be correct. Some or all of these individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect the operations of the post-business combination company.

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

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

The representative may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged the representative to assist us in connection with our initial business combination. We will pay the representative a cash fee for such services in an aggregate amount equal to up to 2.25% of the total gross proceeds raised in our initial public offering only if we consummate our initial business combination. We will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of our initial business combination. Additionally, we will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if the representative introduces us to the target business with which we complete a business combination. These financial interests may result in the representative having a conflict of interest when providing the services to us in connection with an initial business combination.

We anticipate that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business.

We anticipate that we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise redemption rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us, if we are able to consummate a business combination at all.

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

The exercise by our board of directors of discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in the best interests of our stockholders.

In the period leading up to the closing of the business combination, events may occur that, pursuant to the Business Combination Agreement, would require us to agree to amend the Business Combination Agreement, to consent to certain actions taken by Rezolve, or to waive rights that we are entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Rezolve’s business, a request by Rezolve to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement, or the occurrence of other events that would have a material adverse effect on Rezolve’s business and would entitle us to terminate the Business Combination Agreement. In fact, we announced that we entered into we entered into an amendment to the Business Combination Agreement. In any such circumstances, it would be at our discretion, acting through our board of directors, to grant its consent or waive those rights. The existence of the financial and personal interests of our officers and directors described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what they may believe is best for us and what we may believe is best for ourselves in determining whether or not to take the requested action.

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

We expect to encounter intense competition from other than blank check companies having a business objective similar to ours and other entities, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and specifically in the last six months, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, attractive targets under contract may nevertheless be approached by other potential acquirors, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

The determination for the offering price of our units is more arbitrary than the pricing of securities for an operating company in a particular industry.

Prior to this offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the representative. Factors considered in determining the prices and terms of the units, including the shares of common stock and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies; and

•	general conditions of the securities markets at the time of the offering.

However, although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities for an operating company in a particular industry since we have no historical operations or financial results to compare them to.

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

Following the automatic extension of the deadline, we have through February 17, 2023 to complete an initial business combination (unless we further extend the period of time to consummate a business combination). Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We extended our time period to consummate our initial business combination for an additional three months and accordingly have a total of 18 months from the closing of our initial public offering to consummate a business combination without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith.

We exercised the automatic extension under our second amended and restated certificate of incorporation and will have until February 17, 2023 to consummate a business combination (for a total of 18 months from our initial public offering to complete a business combination) without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith. There are no assurances that we will be able to consummate our initial business combination during such period of time.

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

Certain members of Resolve’s management team have limited experience managing a public company.

Other than its chief executive officer, the members of Rezolve’s management team have limited experience managing a U.S. publicly-traded company, and most do not have experience interacting with public company investors and complying with the complex laws, rules and regulations that govern public companies. The management team in place following the business combination may not be able to successfully or efficiently manage Rezolve’s transition to being a public company.

As a public company, Rezolve will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and Nasdaq rules. The Sarbanes-Oxley Act requires, among other things, that a company maintain effective disclosure controls and procedures (“DCP”) and internal controls over financial reporting (“ICFR”). The management team’s limited experience operating a public company may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. To date, Rezolve’s management team has not had to conduct a review of its DCP and ICFR for the purposes of such reporting requirements, and Rezolve’s management team will need to devote a substantial amount of time to these compliance initiatives and may need to add personnel in areas such as accounting, financial reporting, investor relations and legal in connection with operations as a public company. Ensuring that Rezolve has adequate internal financial and accounting controls and procedures in place is a costly and time consuming effort that needs to be reevaluated frequently. Rezolve’s compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention.

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

Our sponsor has waived its right to redeem its founder shares or any other shares purchased in this offering or thereafter, or to receive distributions from the trust account with respect to its founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to this offering, as well as any private shares purchased by our officers or directors, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

Upon consummation of our initial public offering, our initial stockholders owned approximately 28% of our issued and outstanding shares of common stock (assuming they and the anchor investors do not purchase any units in our initial public offering). This is different from most other offerings similar to ours where the founder shares represent less than 28% of all the issued and outstanding shares after the initial public offering, which may allow our initial stockholders to exert more control over us as more fully discussed below.

Other than the anchor investors, none of our sponsor, officers, directors, or their affiliates has indicated any intention to purchase units in our initial public offering or any units or shares of common stock in the open market or in private transactions. However, our sponsor, officers, directors, or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before this offering as well as any shares of common stock acquired by them in this offering or in the aftermarket in favor of such proposed business combination. As a result, in addition to founder shares and private shares (assuming all of these shares are voted in favor of the transaction and that none of the sponsor and our officers or directors purchase any public shares in the offering or the aftermarket), we would need 5,547,000 of our public shares (or approximately 32.1% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming all outstanding shares are voted), or we would not need any public shares to be voted in favor of the transaction (assuming shares representing only a quorum are voted), and that the sponsor and our officers or directors do not purchase any public shares in the offering or the aftermarket). In addition, in the event that our anchor investors vote their public shares that they purchased in our initial public offering in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing of our initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, following the exercise of the automatic extension of the deadline for us to complete an initial business combination, stockholders will not be able to exercise voting rights under applicable corporate law for up to 18 months following our initial public offering. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Risks Relating to Our Securities

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

At the time of the closing of our initial public offering, our sponsor invested in us an aggregate of $4,631,400, comprised of the $36,400 purchase price for the founder shares and the $4,595,000 purchase price for the private shares. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,087,500 founder shares would have an aggregate implied value of $50,875,000. Even if the trading price of our common stock was as low as $0.91 per share, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

Our anchor investors have purchased approximately 99% of the units sold in our initial public offering. As a result , the trading volume, volatility and liquidity for our shares could be reduced, the trading price of our shares could be adversely affected and other investors could be prevented from influencing significant corporate decisions.

Our anchor investors have purchased approximately 99% of the units in our initial public offering. The post-offering trading volume, volatility and liquidity of our securities may be reduced relative to what they would have been had the units been more widely offered and sold to other public investors. As a result, we may not be able to meet Nasdaq’s continued listing standards. See “ – Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

So long as our anchor investors hold a substantial portion of the units purchased, our sponsor and the anchor investors would collectively have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, in the event that the anchor investors continue to hold the shares included in the units and vote such shares in favor of our initial business combination, we would not need any additional public shares sold in this offering to be voted in favor of our initial business combination to have our initial business combination approved. Moreover, although the anchor investors are not contractually obligated to vote in favor of our business combination, their interest in our founder shares may provide an incentive for them to do so. This potential concentration of influence could be disadvantageous to other public stockholders, who may have interests that are different from those of our sponsor and the anchor investors. In addition, this potential significant concentration of stock ownership may adversely affect the trading price of our common stock, because investors often perceive disadvantages in owning stock in companies with concentrated ownership, and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

Since our anchor investors acquired an interest in founder shares from our sponsor in connection with the closing of our initial public offering, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

Our anchor investors purchased directly from our sponsor membership interests reflecting the allocation of certain founder shares to them, and paid only a nominal amount for those membership interests. Accordingly, the anchor investors will share in any appreciation in the value of the founder shares above that nominal amount, provided that we successfully complete a business combination. Moreover, as the anchor investors acquired all of the units in our initial public offering for a purchase price of $10.00 per unit and acquired an interest in 1,312,500 founder shares for a price of $0.006 per share, and assuming each warrant has no value and without taking into account any liquidity discount on the founder shares, the anchor investors will be paying an effective price of $9.19 per share of common stock acquired, as compared to the $10.00 per share to be paid by the other public stockholders in this offering. As a result, the anchor investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the market price of our public securities declines in value below the price to the public in this offering and the business combination is not profitable for other public stockholders. In addition, as discussed above, if the anchor investors retain a substantial portion of their interests in our public shares and if the anchor investors vote those public shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other public stockholder votes their shares. You should consider the anchor investors’ financial incentive to complete an initial business combination when evaluating whether to invest in our securities and/or redeem your shares prior to or in connection with an initial business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase up to 7,500,000 shares of common stock as part of the units offered in our initial public offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

Because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination under the terms of the warrant agreement, we have agreed that we will use our best efforts to file with the SEC as soon as practicable after the business combination either a post-effective amendment to our registration statement containing the final prospectus for our initial public offering or a new registration statement covering the registration under the Securities Act of the common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 90 business days following our initial business combination and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are be listed on Nasdaq, our units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

Since the net proceeds of this offering and the sale of the private shares are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and the sale of the private shares and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable and we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination. For a more detailed comparison of our initial public offering to offerings that comply with Rule 419, please see “Proposed Business — Comparison to offerings of blank check companies subject to Rule 419.”

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). The U.S.

Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. Because we are a Delaware corporation and our securities trade on The Nasdaq Stock Market LLC, we believe we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock effectuated after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. We believe that pursuant to both the existing charter and the Trust Agreement, the Company may pay for the Excise Tax from any interest earned on the funds held in the Trust Account.

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement will provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

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

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.

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

Following the exercise of the automatic extension of the deadline for us to complete an initial business combination under our second amended and restated certificate of incorporation, we have until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination (unless we further extend the period of time to consummate a business combination). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after our initial public offering and the purchase of the private shares, there were 71,790,500 authorized but unissued shares of common stock available for issuance after appropriate reservation for the issuance of the shares underlying the public warrants. Immediately after the consummation of our initial public offering, there were no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share redemption amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

Our amended and restated certificate of incorporation and bylaws will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

General Risk Factors

We are a newly formed company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any substantive discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2022, we had cash of $177,578 and a working capital deficit of $3,149,327. Further, we expect to incur significant costs in pursuit of financing plans and our initial business combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, if we cease to qualify as a smaller reporting company, will require that we have such system of internal controls audited beginning with our next Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our executive offices at 1760 Market Street, Suite 602, Philadelphia, Pennsylvania 19103.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on Nasdaq for the period from October 1, 2021 through September 30, 2022.

	Units (AACIU)		Common Stock (AACI)		Warrants (AACIW)
	High	Low	High	Low	High		Low
Year ended September 30, 2022:
Quarter ended December 31, 2021	$10.53	$9.80	$9.89	$9.34	$	N/A	$	N/A
Quarter ended March 31, 2022	$10.18	$9.82	$9.95	$9.79	$	N/A	$	N/A
Quarter ended June 30, 2022	$10.02	$9.87	$9.99	$9.82	$	N/A	$	N/A
Quarter ended September 30, 2022	$10.01	$9.87	$10.10	$9.86	$	N/A	$	N/A

(b) Holders

At December 13, 2022, there were 1 holder of record of our Units, 8 holders of record of our separately traded common stock, and 1 holder of record of our separately traded Warrants.

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

On November 10, 2022 (the “Amendment Date”), Armada and Rezolve entered into a First Amendment to the Business Combination Agreement (the “Amendment”). Except as specifically set forth in the Amendment, all other terms and provisions of the original Business Combination Agreement remain unaffected and continue in full force and effect. Below is a summary of the key amendments:

Structure of the Business Combination

The Amendment amends the Business Combination Agreement so that Rezolve is substituted for Cayman Newco as applicable. As a result of this amendment, Cayman Newco is no longer a party to the Business Combination Agreement or the Business Combination, and Rezolve will be the listed entity upon the closing. As necessary, Armada and Rezolve have agreed to make any amendments to the Ancillary Documents as are necessary or appropriate to effect the substitution of Rezolve for Cayman Newco in the Business Combination.

Termination

The original Business Combination Agreement allowed the parties to terminate such agreement if certain conditions described therein are satisfied. One such condition allowed either Armada or Rezolve to terminate the Business Combination Agreement if the Business Combination is not consummated by August 31, 2022 (the “Termination Date”). The Amendment extended the Termination Date to the later of (i) January 31, 2023 or (ii) fifteen (15) days prior to the last date on which Armada may consummate a Business Combination, as defined in and pursuant to the Second Amended and Restated Certificate of Incorporation of Armada, as approved or extended by the stockholders of Armada from time to time.

The original Business Combination Agreement allowed either Armada or Rezolve to terminate the Business Combination Agreement in the event the aggregate transaction proceeds provided or committed to be provided are not more than fifty million dollars ($50,000,000). The Amendment deleted this provision in its entirety.

Incentive Plan

Under the Amendment, Armada and Rezolve agreed and acknowledged that following June 30, 2023, the Board has the right to increase the number of Rezolve shares under the Rezolve Incentive Plan by up to 5% per annum for each calendar year commencing in and including 2023, subject to appropriate shareholder approval as required by applicable law or the NASDAQ rules and regulations.

Articles of Association

Pursuant to the Amendment, Armada and Rezolve agreed upon the form of the articles of association of Rezolve to be adopted and become effective upon closing of the Business Combination.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the year ended September 30, 2022, we had a net loss of $3,622,794, which consisted of formation and operating costs of $4,391,263, stock-based compensation of $111,852, and income tax provision of $145,621, partially offset by trust interest income of $1,025,942.

For the period from November 5, 2020 (inception) through September 30, 2021, we had a net loss of $468,899, which consisted of formation and operating costs of $184,105 and stock-based compensation of $285,846, partially offset by trust interest income of $1,052.

Following the exercise of the automatic extension of the deadline for us to complete an initial business combination under our second amended and restated certificate of incorporation, we have until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”) . However, if we are unable to complete the initial Business Combination within the Combination Period (unless such period is further extended pursuant to the approval of our stockholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of September 30, 2022, the Trust Account has released $182,069 to the Company to pay tax obligations.

We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended September 30, 2022 and the period from November 5, 2020 (inception) through September 30, 2021, the Company paid $120,000 and $20,000 under this agreement, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had cash outside our Trust Account of $177,578, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

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

On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note, $120,000 of which was distributed to it from the Trust Account during June 2022, and $62,069 of which was distributed to it from the Trust Account during July 2022. The Company also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022, resulting in $251,754 balance outstanding under the second promissory note as of September 30, 2022.

As of September 30, 2022, we had investment held in the Trust Account of $150,844,925. The investment held in the Trust Account was held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of September 30, 2022, the Trust Account has released $182,069 to the Company to pay franchise tax obligations.

For the year ended September 30, 2022, cash used in operating activities was $913,835. Net loss of $3,622,794 was impacted primarily by changes in operating assets and liabilities of $3,623,049, stock-based compensation of $111,852, partially offset by trust interest income of $1,025,942.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 Delaware franchise tax amounted to $182,069. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expenses and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of September 30, 2022, the Trust Account has released $182,069 to the Company to pay tax obligations.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required . If we complete a business combination, we would repay the loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans. Such loans would be evidenced by promissory notes and would be repaid upon consummation of a business combination, without interest. As of September 30, 2022, there was a balance due to the Sponsor of $251,754 under the loans.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that we have and will continue to incur significant costs in pursuit of acquisition plans which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 17, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for the 18 month period from the closing of our initial public offering (or until February 17, 2023). On November 10, 2022, our Sponsor loaned us $1.5 million in order to cover the additional contribution to the trust account required in connection with the automatic extension of the deadline to complete our initial business combination and $0.45 million dollars for working capital purposes. However, if our estimates of the operating costs are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Under the original Business Combination Agreement, either we or Rezolve could have terminated the Business Combination Agreement if the aggregate transaction proceeds (excluding certain amounts invested by the investors specified in the Business Combination Agreement) provided or committed to be provided was not more than $50 million. The Amendment entered into in November 2022 eliminated this provision in its entirety. If we are unable to complete a business combination (including the Business Combination) because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Critical Accounting Policies

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

On November 10, 2022 Armada and Rezolve entered into a First Amendment to the Business Combination Agreement (the “Amendment”), to among other things, extend the date on which either party to the Business Combination Agreement had the right to terminate the Business Combination Agreement if the Business Combination had not been completed by such date, and change the structure of the Business Combination such that Cayman NewCo is no longer a party to the Business Combination Agreement or the Business Combination.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data
ARMADA ACQUISITION CORP. I

REPORT OF INDEPENDENT/ REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Armada Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Armada Acquisition Corp. I (the “Company”) as of September 30, 2022 and 2021, the related statements of operations, stockholders’ (deficit) equity and cash flows for the year ended September 30, 2022 and for the period from November 5, 2020 (inception) through September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the period from November 5, 2020 (inception) through September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph
–
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of September 30, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
New York, NY
December
21
, 2022

ARMADA ACQUISITION CORP. I
BALANCE SHEETS

	September 30, 2022	September 30, 2021
Assets
Cash	$177,578	$657,590
Prepaid expenses	61,942	259,580

Total current assets	239,520	917,170
Prepaid expenses	—	201,282
Investment held in Trust Account	150,844,925	150,001,052

Total Assets	$151,084,445	$151,119,504

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$3,137,535	$93,467
Franchise tax payable	150,000	25,671
Income tax payable	145,621	—
Promissory Notes-Related Party	251,754	—
Accrued offering costs	—	89,889

Total current liabilities	3,684,910	209,027
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 15,000,000 shares at redemption value of approximately $10.04 and $10.00 per share at September 30, 2022 and 2021, respectively	150,548,862	150,000,000
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,709,500 and 6,834,500 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at September 30, 2022 and 2021, respectively	570	683
Additional paid-in capital	941,796	1,378,693
Accumulated deficit	(4,091,693)	(468,899)

Total Stockholders’ (Deficit) Equity	(3,149,327)	910,477

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$151,084,445	$151,119,504

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the year ended September 30, 2022	For the period from November 5, 2020 (inception) through September 30, 2021
Formation and operating costs	$4,391,263	$184,105
Stock-based compensation	111,852	285,846

Loss from operations	(4,503,115)	(469,951)

Other income
Trust interest income	1,025,942	1,052

Total other income	1,025,942	1,052

Loss before income tax provision	(3,477,173)	(468,899)
Income tax provision	(145,621)	—

Net loss	$(3,622,794)	$(468,899)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	15,000,000	2,045,455

Basic and diluted net loss per share	$(0.17)	$(0.08)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,709,500	3,948,530

Basic and diluted net loss per share	$(0.17)	$(0.08)

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	(Deficit) Equity
Balance as of November 5, 2020 (inception)	—	$—	$—	$—	$—
Common Stock issued to Sponsor	6,212,500	621	35,424	—	36,045
Issuance of Representative shares	250,000	25	(25)	—	—
Representative shares returned to the Company	(87,500)	(9)	9	—	—
Sale of 459,500 Private Placement Shares	459,500	46	4,594,954	—	4,595,000
Fair value of warrants included in the 15,000,000 Units sold through public offering, net of offering costs	—	—	11,424,074	—	11,424,074
Stock-based compensation	—	—	285,846	—	285,846
Subsequent remeasurement of common stock subject to possible redemption	—	—	(14,961,589)	—	(14,961,589)
Net loss	—	—	—	(468,899)	(468,899)

Balance as of September 30, 2021	6,834,500	$683	$1,378,693	$(468,899)	$910,477

Forfeiture of founder shares	(1,125,000)	(113)	113	—	—
Stock-based compensation	—	—	111,852	—	111,852
Subsequent remeasurement of common stock subject to possible redemption	—	—	(548,862)	—	(548,862)
Net loss	—	—	—	(3,622,794)	(3,622,794)

Balance as of September 30, 2022	5,709,500	$570	$941,796	$(4,091,693)	$(3,149,327)

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2022	For the period from November 5, 2020 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(3,622,794)	$(468,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,025,942)	(1,052)
Stock-based compensation	111,852	285,846
Changes in current assets and liabilities:
Prepaid expenses	398,920	(460,862)
Accounts payable	2,954,179	93,467
Franchise tax payable	124,329	25,671
Income tax payable	145,621	—

Net cash used in operating activities	(913,835)	(525,829)

Cash Flows from Investing Activities:
Interest withdrawn from Trust Account	182,069	—
Principal deposited in Trust Account	—	(150,000,000)

Net cash provided by (used in) investing activities	182,069	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	148,500,000
Proceeds from private placement	—	4,595,000
Proceeds from sale of common stock to initial shareholders	—	36,045
Proceeds from issuance of promissory notes to related party	483,034	230,352
Repayment of promissory notes to related party	(231,280)	(230,352)
Payment of deferred offering costs	—	(1,947,626)
Net cash provided by financing activities	251,754	151,183,419

Net change in cash	(480,012)	657,590
Cash, beginning of the period	657,590	—

Cash, end of the period	$177,578	$657,590

Supplemental disclosure of noncash investing and financing activities
Subsequent remeasurement of common stock subject to possible redemption	$548,862	$—

Initial value of common stock subject to possible redemption	$—	$150,000,000

Accrued deferred offering costs	$—	$89,889

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
Note 1 - Organization, Business Operations and Going Concern
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Following the closing of the IPO on August 17, 2021, after releasing funds to the Company to be held outside of the Trust, $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO was held in a Trust Account (“Trust Account”) and has been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay tax obligations, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding public shares if it has not completed a Business Combination in the required time period The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. As of September 30, 2022, the Trust Account has released $182,069 to the Company to pay tax obligations.
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
Following the exercise of the automatic extension of the deadline for the Company to complete an initial business combination under our second amended and restated certificate of incorporation, the Company has until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
On November 10, 2022, the Company and Rezolve entered into a First Amendment to the Business Combination Agreement (the “Amendment,” and together with the Original Business Combination Agreement, the “Business Combination Agreement” and the business combination contemplated thereby, the “Business Combination”), to among other things, extend the date on which either party to the Business Combination Agreement had the right to terminate the Business Combination Agreement if the Business Combination had not been completed by such date to the later of (i) January 31, 2023 or (ii) fifteen days prior to the last date on which the Company may consummate a Business Combination, and change the structure of the Business Combination such that Cayman NewCo is no longer a party to the Business Combination Agreement or the Business Combination.
Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
As of September 30, 2022, the Company had approximately $0.2 million in its operating account and working capital deficiency of approximately $3.1 million (excluding income tax payable and franchise tax payable).
Prior to the completion of the IPO, the Company’s liquidity needs have been satisfied through the $36,045 proceeds received from the sale of its Founder Shares to the Sponsor, the advances of $230,352 from the Sponsor to cover the Company’s offering costs in connection with the IPO, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the advances from Sponsor was fully repaid on August 17, 2021.

On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs (see Note 5). The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. During July 2022, the Company fully repaid one of the promissory notes in the amount of $
187,034
which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $
44,246
on behalf of the Sponsor for tax services in August and September 2022, resulting in $
251,754
balance outstanding under the second promissory note as of September 30, 2022.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 17, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note 2 - Significant Accounting Policies
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $177,578 and $657,590 in cash as of September 30, 2022 and 2021, respectively.
Investment Held in Trust Account
As of September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.
The Company classifies its US Treasury bills as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the unaudited condensed statements of operations. Interest income is recognized when earned.
The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on September 30, 2022 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Cash	$320	$—	$—	$320
U.S. Treasury Bills	150,844,605	19,242	—	150,863,847

	$150,844,925	$19,242	$—	$150,864,167

As of September 30, 2021, the assets held in the Trust Account were held in a money market fund, which were classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and promissory notes to related party are estimated to approximate the carrying values as of September 30, 2022 and 2021, due to the short maturities of such instruments.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
At September 30, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Less: Proceeds allocated to Public Warrants	(11,700,000)
Less: Issuance costs related to common stock	(3,261,589)
Plus: Remeasurement of carrying value to redemption value	14,961,589

Common stock subject to possible redemption – September 30, 2021	$150,000,000
Plus: Subsequent remeasurement of carrying value to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account)	548,862

Common stock subject to possible redemption – September 30, 2022	$150,548,862

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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net loss per common stock because the redemption value approximates fair value.

	For the year ended September 30, 2022		For the period from November 5, 2020 (inception) through September 30, 2021
	Common stock subject to redemption	Common stock	Common stock subject to redemption	Common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(2,624,009)	$(998,785)	$(160,012)	$(308,887)
Denominator
Weighted-average shares outstanding	15,000,000	5,709,500	2,045,455	3,948,530

Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.08)	$(0.08)

Stock Based Compensation
On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. The aggregate fair value of these shares was $509,552 at issuance. During the year ended September 30, 2022 and for the period from November 5, 2020 (inception) through September 30, 2021, the Company recognized $111,852 and $285,846 of stock-based compensation expense, respectively.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company continues to evaluate the impact of ASU 2020-06 to its financial statements.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering
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

The warrants will become exercisable
30
 days after the completion of the initial Business Combination, and will expire five years
 after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note
8)
.
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
Note 4 – Private Placement
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
Note 5 - Related Party Transactions
Founder Shares
On February 3, 2021, the Sponsor paid $25,000, approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of common stock, par value $0.0001. On June 16, 2021, the Sponsor purchased an additional 700,000 shares of common stock at a purchase price of $0.006 per share, or an aggregate $4,070, and transferred 50,000 shares to its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. On July 23, 2021, the Sponsor purchased an additional 1,200,000 shares of common stock at a purchase price of $0.006 per share, or an aggregate $6,975, resulting in the Sponsor holding an aggregate of 6,007,500 shares of common stock and the Chief Executive Officer, President and independent directors holding an aggregate of 205,000 shares of common stock (such shares, collectively, the “Founder Shares”). The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in 1,125,000 founder shares forfeited to the Company for no consideration.
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
Additionally, upon consummation of the IPO, the Sponsor sold membership interests in the Sponsor to 10 anchor investors that purchased 9.9% of the units sold in the IPO. The Sponsor sold membership interests in the Sponsor entity reflecting an allocation of 131,250 Founder Shares to each anchor investor, or an aggregate of 1,312,500
Founder Shares to all
10
 anchor investors, at a purchase price of approximately $
0.006
 per share. The Company estimated the aggregate fair value of these founder shares attributable to each anchor investor to be $
424,491
, or $
3.23
 per share. The Company has offset the excess of the fair value against the gross proceeds from these anchor investors as a reduction in its additional paid-in capital in accordance with Staff Accounting Bulletin Topic 5A.
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
Promissory Notes-Related Party
On February 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of October 31, 2021 or the closing of the IPO. The Company borrowed $230,352 under the promissory note and the Company repaid in full upon settlement of funds from the IPO on August 17, 2021.
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
During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022, resulting in $251,754 balance outstanding under the second promissory note as of September 30, 2022.
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

$
1,500,000
 of the notes may be converted into shares at a price of $
10.00
 per share. The shares would be identical to the Private Shares. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of September 30, 2022 and 2021, no
such Working Capital Loans were outstanding.
Administrative Service Fee
Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended September 30, 2022 and for the period from November 5, 2020 (inception) through September 30, 2021, the Company paid $120,000 and $20,000 administrative service fee, respectively.
Note 6 - Commitments & Contingencies
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

Business Combination Marketing Agreement
The Company engaged the representative of the underwriter as an advisor in connection with Business Combination to assist in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000. The Company will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of the initial Business Combination. Additionally, the Company will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces the Company to the target business with which the Company completes a Business Combination. On October 1,2021, the underwriters’ over-allotment option expired unused resulting in no additional marketing fees related to the over-allotment option to be not payable to the representative on the underwriter by the Company.
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
Note 7 - Recurring Fair Value Measurements
As of September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities. As of September 30, 2021, the assets held in the Trust Account were held in a money market fund. The estimated fair values of investments held in the Trust Account are determined using available market information and are characterized as Level 1 investments.
There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2022 and 2021.
Note 8 – Stockholders’ Equity
Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Common stock
—The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2022 and 2021, there were 5,709,500 and 6,834,500 shares of common stock issued and outstanding excluding 15,000,000 shares subject to redemption, respectively. On February 3, 2021, affiliates of the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Founder Shares. On February 8, 2021, EarlyBirdCapital, Inc. and Northland purchased 162,500 and 87,500 representative shares, respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00.
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
Warrants
—Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
Note 9 - Income Tax
The Company’s net deferred tax assets are as follows:

	September 30, 2022	September 30, 2021
Deferred tax asset
Organizational costs/Startup expenses	$351,592	$32,957
Stock-based compensation	83,517	60,028
Federal net operating loss	—	5,484

Total deferred tax asset	435,209	98,469
Valuation allowance	(435,209)	(98,469)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	September 30, 2022	September 30, 2021
Federal
Current	$145,621	$—
Deferred	(336,741)	(98,469)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	336,741	98,469

Income tax provision	$145,621	$—

As of September 30, 2022 and 2021, the Company has $0 and $26,113 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended September 30, 2022 and the period from November 5, 2020 (inception) through September 30, 2021, the change in the valuation allowance was $336,741 and $98,469, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30, 2022 and 2021 are as follows:

	September 30, 2022	September 30, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Business combination expenses	(15.50)%	0.00%
Change in valuation allowance	(9.70)%	(21.00)%

Income tax provision	(4.25)%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.
On November 10, 2022, the Company and Rezolve entered into a First Amendment to the Business Combination Agreement (the “Amendment,” and together with the Original Business Combination Agreement, the “Business Combination Agreement” and the business combination contemplated thereby, the “Business Combination”), to among other things, extend the date on which either party to the Business Combination Agreement had the right to terminate the Business Combination Agreement if the Business Combination had not been completed by such date to the later of (i) January 31, 2023 or (ii) fifteen days prior to the last date on which the Company may consummate a Business Combination, and change the structure of the Business Combination such that Cayman NewCo is no longer a party to the Business Combination Agreement or the Business Combination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of September 30, 2022, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2022.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Title
Stephen P. Herbert	59	Chief Executive Officer and Chairman
Douglas M. Lurio	65	President, Treasurer, Secretary and Director
Mohammad A. Khan	64	Director
Thomas A. Decker	76	Director
Celso L. White	60	Director

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

Board Meetings

During fiscal 2022, there were 14 meetings of our board of directors. All of our directors attended at least 75% of the meetings held during fiscal 2022. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended September 30, 2022 there were no delinquent filers.

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

The following table summarizes the pre-existing fiduciary or contractual obligations of our officers and directors besides our sponsor:

Name of Individual	Name of Affiliated Entity	Affiliation

Douglas M. Lurio	Elbeco Incorporated	Director

	Lurio & Associates, P.C.	Founder and President

Mohammad A. Khan	Omnyway, Inc.	Co-founder, President and Director

Name of Individual	Name of Affiliated Entity	Affiliation

Thomas A. Decker	Actua Corporation	Director

	Cozen O’Connor	Vice Chairman

Celso L. White	Igniting Business Growth LLC	Co-Founder and Chief Executive Officer

	CF Industries Holdings, Inc.	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of this Annual Report through the acquisition of a target business or our liquidation of the trust account, we will pay our sponsor $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We may also pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination with such fee to be determined in an arms’ length negotiation based on the terms of the business combination.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, or their affiliates in connection with the consummation of our initial business combination and the repayment of any loans made by our sponsor to us, no compensation or fees of any kind will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2022 information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report and as adjusted to reflect the sale of our shares of common stock included in the units sold in this offering and the sale of the private shares (assuming none of the individuals listed purchase units in this offering), by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the warrants included in the units offered by our final prospectus dated August 12, 2021, as the warrants included in the units offered by our final prospectus are not exercisable within 60 days of September 30, 2022.

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
Rivernorth Capital Management, LLC	1,485,000		7.17
Barclays Bank PLC	1,091,200	(1)	5.3
Polar Asset Management Partners Inc.	1,485,000		7.17
Magnetar Financial LLC and affiliated funds	1,476,000	(2)	7.13
Atalaya Capital Management LP	1,206,859	(3)	5.5
Stephen P. Herbert	5,392,000	(4)	26.0%
Douglas M. Lurio	5,392,000	(4)	26.0%
Mohammad A. Khan	35,000		*
Thomas A. Decker	35,000		*
Celso L. White	35,000		*
Armada Sponsor LLC	5,342,000		25.8
All directors and executive officers as a group (five individuals)	5,547,000		26.8

*	Less than one percent.
(1)

Based on the Schedule 13G filed by Barclays PLC on February 10, 2022, represents 1,091,200 shares of common stock held by Barclays Bank PLC directly. Barclays Bank PLC is a wholly owned subsidiary of Barclays PLC. Accordingly, all securities held by Barclays Bank PLC may ultimately be deemed to be beneficially held by Barclays PLC.

(2)

Based on the Schedule 13G filed by Magnetar Constellation Fund II, Ltd. on January 28, 2022, represents (A) 155,888 Shares held for the account of Magnetar Constellation Fund II, Ltd; (B) 485,922 Shares held for the account of Magnetar Constellation Master Fund, Ltd; (C) 38,000 Shares held for the account of Magnetar Systematic Multi-Strategy Master Fund Ltd; (D) 25,100 Shares held for the account of Magnetar Capital Master Fund Ltd; (E) 8,500 Shares held for the account of Magnetar Discovery Master Fund Ltd; (F) 148,866 Shares held for the account of Magnetar Lake Credit Fund LLC; (G) 176,954 Shares held for the account of Magnetar Structured Credit Fund, LP; (H) 190,998 Shares held for the account of Magnetar Xing He Master Fund Ltd; (I) 87,074 Shares held for the account of Purpose Alternative Credit Fund Ltd; (J) 30,898 Shares held for the account of Purpose Alternative Credit Fund – T LLC; and (K) 127,800 Shares held for the account of Magnetar SC Fund Ltd (collectively, the “Magnetar Funds”). Magnetar Financial LLC serves as the investment advisor to the Magnetar Funds, and as such, it exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial LLC, Supernova Management LLC is the general partner of Magnetar Capital Partners LP, and Alec N. Litowitz is the manager of Supernova Management LLC. Accordingly, all securities held by the Magnetar Funds may ultimately be deemed to be beneficially held by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz.

(3)

Based on the Schedule 13G/A filed by Atalaya Special Purpose Investment Fund II LP on December 14, 2021, represents (A) the 198,248 Shares underlying Units beneficially owned by Atalaya Special Purpose Investment Fund II LP (“ASPIF II”), (B) the 278,140 Shares underlying Units beneficially owned by ACM ASOF VII (Cayman) Holdco LP (“ASOF”), (C) the 174,488 Shares underlying Units beneficially owned by ACM Alameda Special Purpose Investment Fund II LP (“Alameda”) and (D) the 555,983 Shares underlying Units beneficially owned by ACM Alamosa (Cayman) Holdco LP (“Alamosa”). Atalaya Capital Management LP (“Atalaya”) is the investment manager of ASPIF II, ASOF, Alameda and Alamosa. Accordingly, all securities held by ASPIF II, ASOF, Alameda and Alamosa may ultimately be deemed to be beneficially held by Atalaya. Additionally, each of Corbin Capital Partners GP, LLC (“Corbin GP”) and Corbin Capital Partners, L.P. (“CCP”) may be deemed the beneficial owner of 278,141 Shares underlying Units, which amount includes the 278,141 Shares underlying Units beneficially owned by Corbin ERISA Opportunity Fund, Ltd (“CEOF”). Atalaya, ASPIF II, ASOF, Alameda, Alamosa, CEOF, Corbin GP and CCP may be deemed members of a group, as defined in Rule 13d-5 of the Act, with respect to the Shares. Such group may be deemed to beneficially own 1,485,000 Shares.

(4)

Represents 50,000 shares of common stock held by Stephen P. Herbert directly and 5,342,000 shares held by Armada Sponsor LLC, our sponsor, of which Mr. Herbert and Douglas M. Lurio are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Mr. Herbert and Mr. Lurio.

(5)

Represents 50,000 shares of common stock held by Douglas M. Lurio directly and 5,342,000 shares held by Armada Sponsor LLC, our sponsor, of which Mr. Lurio and Stephen P. Herbert are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Mr. Herbert and Mr. Lurio.

Restrictions on Transfers of Founder Shares and Private shares

Our sponsor beneficially owns approximately 26% of the then issued and outstanding shares of common stock. Because of the ownership block held by our sponsor, officers, or directors , such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Our sponsor forfeited 1,125,000 founder shares, since the underwriters did not exercise any of the over-allotment option.

All of the founder shares were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, and are expected to remain in escrow until 180 days after the date of the consummation of our initial business combination or earlier, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares are not be able to sell or transfer their securities except for transfers, assignments or sales (i) among such holders or to such holders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

Our sponsor purchased an aggregate of 459,500 private shares at a price of $10.00 per share for an aggregate purchase price of $4,595,000. The initial purchasers agreed not to transfer, assign or sell any of the private shares (except in connection with the same limited exceptions that the founder shares may be transferred as described above) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private shares will likely be worthless.

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. On November 10, 2022, our sponsor loaned us $1.5 million in order to cover the additional contribution to the trust account in connection with the automatic extension of the deadline to complete our initial business combination and $0.45 million dollars for working capital purposes. Each loan is non-interest bearing and evidenced by a promissory note. The notes would be paid upon consummation of our initial business combination, without interest. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

Our executive officers and our sponsor are our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2021, we issued 4,312,500 shares of common stock to our sponsor for $25,000 in cash, at a purchase price of approximately $0.006 per share, in connection with our organization. On June 16, 2021, our sponsor purchased an additional 700,000 shares of common stock at a purchase price of $0.006 per share, resulting in our sponsor holding an aggregate of 5,012,500 founder shares. On June 16, 2021, our sponsor transferred 50,000 founder shares to each of Messrs. Herbert and Lurio and 35,000 founder shares to each of Messrs. Khan, Decker and White. On July 23, 2021, our sponsor purchased an additional 1,200,000 shares of common stock at a purchase price of $0.006 per share, resulting in our sponsor holding an aggregate of 6,007,500 shares of common stock. If the underwriters do not exercise all or a portion of their over-allotment option, our sponsor will forfeit up to an aggregate of 1,125,000 shares of common stock in proportion to the portion of the over-allotment option that was not exercised. Additionally, upon consummation of our initial business combination, our sponsor will sell founder shares to each anchor investor that purchases the full number of units allocated to it in this offering. Each anchor investor has agreed that if it does not purchase the units allocated to such anchor investor in this offering, it will not have any rights to purchase such founder shares from our sponsor.

Our sponsor has agreed to purchase an aggregate of 459,500 private shares at a price of $10.00 per share for an aggregate purchase price of $4,595,000. The initial purchasers have agreed not to transfer, assign or sell any of the private shares (except in connection with the same limited exceptions that the founder shares may be transferred as described above) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private shares will likely be worthless.

In order to meet our working capital needs following the consummation of this offering, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founder shares, as well as the holders of the private shares and any shares of common stock our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares and private shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of September 30, 2022, our sponsor has loaned us $251,754 for working capital purposes. Our sponsor has agreed that, until the earlier of our consummation of our initial business combination or the liquidation of the trust account, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person.

On November 10, 2022, our Sponsor loaned us $1.5 million in order to cover the additional contribution to the trust account required in connection with the automatic extension of the deadline to complete our initial business combination and $0.45 million dollars for working capital purposes.

Pursuant to our second amended and restated certificate of incorporation, we extended the period of time to consummate a business combination by an additional three months for a total of 18 months from the closing of our initial public offering. In order to effectuate such extension, our sponsor deposited into the trust account $1,500,000, or $0.10 per share. The payment was made to the Company by the Sponsor in the form of a non-interest bearing loan payable upon the consummation of our initial business combination. If we do not complete a business combination, such loan will not be repaid.

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

Other than the payments to CCM, the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, or their affiliates in connection with the consummation of our initial business combination and repayment of any loans, no compensation or fees of any kind will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum, LLP (“Marcum”), acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for the for the fiscal year ended September 30, 2022 and the period November 30, 2020 (inception) through September 30, 2021.

	Fiscal Year Ended September 30,
	2022	2021
Audit Fees	$115,875	$94,760
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	115,875	$94,760

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for tax planning services and tax advice. The board of directors must specifically approve all other tax services.

All Other Fees. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Pre-Approval Policy

All of the foregoing services were pre-approved by our audit committee. Our audit committee will pre-approve all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

1.1	Underwriting Agreement, dated August 12, 2021, by and between the Company and Northland, as representative of the several underwriters.	Previously filed Exhibit 1.1 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

2.1	Business Combination Agreement, dated December 17, 2021	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40742) filed with the U.S. Securities and Exchange Commission on December 17, 2021 and incorporated by reference herein.

2.2	First Amendment to Business Combination Agreement, dated as of November 10, 2022, by and between Armada Acquisition Corp. I and Rezolve Limited.	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-40742) filed with the U.S. Securities and Exchange Commission on November 14, 2022 and incorporated by reference herein.

3.1	Second Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

3.2	Bylaws.	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

4.1	Description of Securities	Filed herewith

4.2	Specimen Unit Certificate	Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

4.3	Specimen Common Stock Certification	Previously filed as Exhibit 4.2 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

4.4	Specimen Warrant Certificate	Previously filed as Exhibit 4.3 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

4.5	Warrant Agreement, dated August 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent.	Previously filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.1	Investment Management Trust Agreement, dated August 12, 2021, by and between the Company and CST, as trustee.	Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.2	Registration Rights Agreement, dated August 12, 2021, by and between the Company, its officers, its directors, Armada Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc.	Previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.3	Private Placement Shares Purchase Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as Exhibit 10.5 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

Exhibit No.	Description	Incorporation by Reference

10.4	Letter Agreement, dated August 12, 2021, by and among the Company, its officers, its directors, and the Sponsor.	Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.5	Administrative Services Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.6	Stock Escrow Agreement, dated August 12, 2021, by and between the Company, its directors, its officers, the Sponsor and CST.	Previously filed as Exhibit 10.6 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.7	Business Combination Marketing Agreement, dated August 12, 2021, by and between the Company and Northland.	Previously filed as Exhibit 10.7 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.8	Founder Securities Subscription Agreement dated June 16, 2021, by and between the Registrant and Armada Sponsor LLC.	Previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

10.9	Form of Indemnification Agreement	Previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

14	Code of Ethics	Filed herewith.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

Exhibit No.	Description	Incorporation by Reference

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this day of December 21, 2022.

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

Signature	Title	Date

/s/ Stephen P. Herbert Stephen P. Herbert	Chief Executive Officer, Chairman and Director (Principal Executive Officer) (Principal Executive Officer)	December 21, 2022

/s/ Douglas M. Lurio Douglas M. Lurio	President, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 21, 2022

/s/ Mohammad A. Khan Mohammad A. Khan	Director	December 21, 2022

/s/ Thomas A. Decker Thomas A. Decker	Director	December 21, 2022

/s/ Celso L. White Celso L. White	Director	December 21, 2022