Form 10-Q
period 2022-12-31
Armada Acquisition Corp. I
filed 2023-02-14
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
Philadelphia, PA 19103
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
If an emerging growth
company
, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
At February 14, 2023
, there were 20,709,500 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding which includes shares of Common Stock underlying the Units sold in the registrant’s initial public offering and of which 20,585,251 shares of Common stock trade separately.

ARMADA ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ARMADA ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(Unaudited)	(Audited)
Assets
Cash	$363,247	$177,578
Prepaid expenses	6,264	61,942

Total current assets	369,511	239,520

Investment held in Trust Account	153,634,598	150,844,925

Total Assets	$154,004,109	$151,084,445

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,161,878	$3,137,535
Franchise tax payable	200,000	150,000
Income tax payable	405,952	145,621
Promissory Notes-Related Party	2,201,754	251,754

Total current liabilities	5,969,584	3,684,910

Commitments and Contingencies (Note 4)
Common stock subject to possible redemption, 15,000,000 shares at redemption value of $10.20 and $10.04 per share at December 31, 2022 and September 30, 2022, respectively	153,028,205	150,548,862
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,709,500 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at December 31, 2022 and September 30, 2022	570	570
Additional paid-in capital	969,759	941,796
Accumulated deficit	(5,964,009)	(4,091,693)

Total Stockholders’ Deficit	(4,993,680)	(3,149,327)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$154,004,109	$151,084,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 31, 2022	December 31, 2021
Formation and operating costs	$394,352	$2,010,995
Stock-based compensation	27,963	27,963

Loss from operations	(422,315)	(2,038,958)

Other income
Trust interest income	1,289,673	2,844

Total other income	1,289,673	2,844

Income (loss) before provision for income taxes	867,358	(2,036,114)
Provision for income taxes	(260,331)	—

Net income (loss)	$607,027	$(2,036,114)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	15,000,000	15,000,000
Basic and diluted net income (loss) per share	$0.03	$(0.10)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,709,500	5,709,500
Basic and diluted net income (loss) per share	$0.03	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of September 30, 2022 (audited)	5,709,500	$570	$941,796	$(4,091,693)	$(3,149,327)
Stock-based compensation	—	—	27,963	—	27,963
Subsequent remeasurement of common stock subject to possible redemption	—	—	—	(2,479,343)	(2,479,343)
Net income	—	—	—	607,027	607,027

Balance as of December 31, 2022	5,709,500	$570	$969,759	$(5,964,009)	$(4,993,680)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of September 31, 2021 (audited)	6,834,500	$683	$1,378,693	$(468,899)	$910,477
Forfeiture of founder shares	(1,125,000)	(113)	113	—	—
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(2,036,114)	(2,036,114)

Balance as of December 31, 2021	5,709,500	$570	$1,406,769	$(2,505,013)	$(1,097,674)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31, 2022	Three months ended December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$607,027	$(2,036,114)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,289,673)	(2,844)
Stock-based compensation	27,963	27,963
Changes in current assets and liabilities:
Prepaid expenses	55,678	120,574
Accounts payable	24,344	1,603,681
Income tax payable	260,331	—
Franchise tax payable	50,000	48,850

Net cash used in operating activities	(264,331)	(237,890)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(1,500,000)	—

Net cash used in investing activities	(1,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes to related party	1,950,000	—
Advances from related parties	—	—
Payment of deferred offering costs	—	—

Net cash provided by financing activities	1,950,000	—

Net change in cash	185,669	(237,890)
Cash, beginning of the period	177,578	657,590

Cash, end of the period	$363,247	$419,700

Supplemental disclosure of noncash investing and financing activities
Subsequent remeasurement of common stock subject to possible redemption	$2,479,343	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay tax obligations, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding public shares if it has not completed a Business Combination in the required time period The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. As of December 31, 2022, the Trust Account has released $182,069 to the Company to pay tax obligations.
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
Following the exercise of the automatic extension of the deadline for the Company to complete an initial business combination under our second amended and restated certificate of incorporation, the Company had until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”). As further described in Note 1, on February 2, 2023, the stockholders approved an amendment to our certificate of incorporation to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
”), and Rezolve Merger Sub, Inc., (“
Rezolve Merger Sub
”) (such business combination agreement, the “
Business Combination Agreement
,” and such business combination, the “
Business Combination
”).
I
n connection with the execution of the definitive Business Combination Agreement, certain investors have agreed to purchase an aggregate of 2,050,000 ordinary shares of Cayman NewCo for the purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million pursuant to certain subscription agreements (the “
Subscription Agreements
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
On November 10, 2022, the Company and Rezolve entered into a First Amendment to the Business Combination Agreement (the “Amendment,” and together with the Original Business Combination Agreement, the “Business Combination Agreement” and the business combination contemplated thereby, the “Business Combination”), to among other things, extend the date on which either party to the Business Combination Agreement had the right to terminate the Business Combination Agreement if the Business Combination had not been completed by such date to the later of (i) January 31, 2023 or (ii)
fifteen day
s prior to the last date on which the Company may consummate a Business Combination, and change the structure of the Business Combination such that Cayman NewCo is no longer a party to the Business Combination Agreement or the Business Combination.
On February 2, 2023, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (“Charter”) to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s Common Stock issued in the Company’s initial public offering, from February 17, 2023 for up to six additional months at the election of the Company, ultimately until as late as August 17, 2023 (the “Extension”). The Company filed an amendment to the Company’s Charter with the Secretary of State of the State of Delaware reflecting the Extension. In connection with the Extension, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.17 per February 2, 2023 filed Form 8-K. As a result, approximately
$116,864,975

 per February 2, 2023 filed Form 8-K will be removed from the Company’s Trust Account to pay such holders.
Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
As of December 31, 2022, the Company had approximately $0.4 million in its operating account and working capital deficiency of approximately $5 million (excluding income tax payable and franchise tax payable).

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

On November 10, 2022 the Sponsor loaned the Company $1,500,000 in order to cover the additional contribution to the trust account in connection with the automatic extension and $450,000 to fund its working capital needs (see Note 3). These loans are evidenced by four promissory notes in the aggregate principal amount of $2,433,034 from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022. The aggregate balance outstanding under all promissory notes was $2,201,754 and $251,754 of December 31, 2022 and September 30, 2022, respectively.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 3). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 17, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows for the period presented in the unaudited condensed financial statements. Operating results for the three months ended December 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2023.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K,
as filed with SEC on December 13, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $363,247 and $177,578 in cash as of December 31, 2022 and September 30, 2022, respectively.
Investment Held in Trust Account
As of December 31, 2022 the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying condensed statement of operations.

As September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.
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
There were no held to maturity securities on December 31, 2022. The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on September 30, 2022 is as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Cash	$320	$—	$—	$320
U.S. Treasury Bills	150,844,605	19,242	—	150,863,847

	$150,844,925	$19,242	$—	$150,864,167

Held to maturity investments (U.S. Treasury Bills) recorded as of September 30, 2022 matured on October 22, 2022 and total amount of $151,046,320, including amortized interest, was reinvested in money market funds.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2022 and September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 15,000,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital.

At December 31, 2022 and September 30, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Less: Proceeds allocated to Public Warrants	(11,700,000)
Less: Issuance costs related to common stock	(3,261,589)
Plus: Remeasurement of carrying value to redemption value	14,961,589
Plus: Subsequent remeasurement of carrying value to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account)	548,862

Common stock subject to possible redemption – September 30, 2022	$150,548,862
Plus: Remeasurement of carrying value to redemption value	2,479,343

Common stock subject to possible redemption – December 31, 2022	$153,028,205

Net Income (Loss) Per Common Stock
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net income (loss) per common stock because the redemption value approximates fair value.

	Three months ended
	December 31, 2022		December 31, 2021
	Common stock subject to redemption	Common stock	Common stock subject to redemption	Common stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$439,673	$167,354	$(1,474,768)	$(561,346)
Denominator
Weighted-average shares outstanding	15,000,000	5,709,500	15,000,000	5,709,500

Basic and diluted net income (loss) per share	$0.03	$0.03	$(0.10)	$(0.10)

Stock Based Compensation
The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation–- Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the condensed statements of operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in
capital. Forfeitures are recognized as they occur.

On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. The aforementioned transfer is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The aggregate fair value of these shares was $509,552 at issuance. A total of 100,000 shares vested upon consummation of the Initial Public Offering. The remaining 105,000 shares vest in equal quarterly installments until the second anniversary of the consummation of the Company’s Initial Public Offering, or August 17, 2023. For each of the three months ended December 31, 2022 and 2021 the Company recognized $27,963 of stock based compensation.
At December 31, 2022 there are 33,750 shares that remain unvested. Total unrecognized compensation expense related to the unvested shares at December 31, 2022 amounted to $83,891 and is expected to be recognized over a period of 0.6 years.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
As of December 31, 2022 and September 30, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (30.01)% for three months ended December 30, 2022, and 0.00% for the three months ended December 31, 2021. The effective tax rate differs from the statutory tax rate of 21% for three months ended December 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

Management does not believe that any
other
recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3 — Related Party Transactions
Promissory Notes-Related Party
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. On November 10, 2022 the Sponsor loaned the Company $1,500,000 in order to cover the additional contribution to the trust account in connection with the automatic extension and $450,000 to fund its working capital needs. The promissory notes are non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022. The aggregate balance outstanding under all promissory notes was $2,201,754 and $251,754 of December 31, 2022 and September 30, 2022, respectively.
Working Capital Loans
In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest
bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares at a price of $10.00 per share. The shares would be identical to the Private Shares. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of December 31, 2022 and September 30, 2022, no such Working Capital Loans were outstanding.
Administrative Service Fee
Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three months ended December 31, 2022 and 2021, the Company incurred and paid $30,000 in administrative service fees.
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
Note 5 — Recurring Fair Value Measurements
As of December 31, 2022 , the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. As of September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. .
There were no transfers between Levels 1, 2 or 3 during the three months ended December 31, 2022 and 2021.
Note 6 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.
On January 20, 2023, the Company and its Sponsor, entered into one or more agreements (the
“Non-Redemption
Agreements”) with one or more third parties in exchange for them agreeing not to redeem shares of the Company’s common stock sold in its Initial Public Offering (the “public shares”) at the 2023 annual meeting of stockholders called by the Company (the “Meeting”) at which a proposal to approve an extension of time for the Company to consummate an initial business combination (the “Extension Proposal”) from February 17, 2023 to August 17, 2023 (the “Extension”) has also been submitted to the stockholders. The
Non-Redemption
Agreements provide for the allocation of up to 75,000 shares of common stock of the Company (“Founder Shares”) held by the Sponsor in exchange for such investor and/or investors agreeing to hold and not redeem certain public shares at the Meeting. Certain of the parties to the
Non-Redemption
Agreements are also members of the Sponsor.
The
Non-Redemption
Agreements shall terminate on the earlier of (a) the failure of the Company’s stockholders to approve the Extension at the Meeting, or the determination of the Company not to proceed to effect the Extension, (b) the fulfillment of all obligations of parties to the
Non-Redemption
Agreements, (c) the liquidation or dissolution of the Company, or (d) the mutual written agreement of the parties. Additionally, pursuant to the
Non-Redemption
Agreements, the Company has agreed that until the earlier of (a) the consummation of the Company’s initial business combination; (b) the liquidation of the trust account; and (c) 24 months from consummation of the Company’s initial public offering, the Company will maintain the investment of funds held in the trust account in interest-bearing United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule
2a-7
promulgated under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. The Company has also agreed that it will not use any amounts in the trust account, or the interest earned thereon, to pay any excise tax that may be imposed on the Company pursuant to the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) due to any redemptions of public shares at the Meeting, including in connection with a liquidation of the Company if it does not effect a business combination prior to its termination date by the Company. The
Non-Redemption
Agreements are not expected to increase the likelihood that the Extension Proposal is approved by stockholders but will increase the amount of funds that remain in the Company’s trust account following the Meeting.
On February 2, 2023, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Charter to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s Common Stock issued in the Company’s initial public offering, from February 17, 2023 for up to six additional months at the election of the Company, ultimately until as late as August 17, 2023 (the “Extension”). The Company filed an amendment to the Company’s Charter with the Secretary of State of the State of Delaware reflecting the Extension. In connection with the Extension, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.17 per Feb 2, 2023 filed Form 8-K. As a result, approximately
$116,864,975
per Feb 2, 2023 filed Form 8-K will be removed from the Company’s Trust Account to pay such holders.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

On February 2, 2023, we held an annual meeting of our stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders approved an amendment to the Company’s Charter to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s Common Stock issued in the Company’s initial public offering, from February 17, 2023 for up to six additional months at the election of the Company, ultimately until as late as August 17, 2023 (the “Extension”). We filed an amendment to the Company’s Charter with the Secretary of State of the State of Delaware reflecting the Extension. In connection with the Extension, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.19. As a result, we will remove approximately $117,079,879 from our Trust Account to pay such holders.

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

On February 2, 2023, we held an annual meeting of our stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders approved an amendment to the Company’s Charter to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s Common Stock issued in the Company’s initial public offering, from February 17, 2023 for up to six additional months at the election of the Company, ultimately until as late as August 17, 2023 (the “Extension”). We filed an amendment to the Company’s Charter with the Secretary of State of the State of Delaware reflecting the Extension. In connection with the Extension, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.17 per Feb 2, 2023 filed Form 8-K. As a result, we will remove approximately $116,864,975 per Feb 2, 2023 filed Form 8-K from our Trust Account to pay such holders.

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

Results of Operations

For the three months ended December 31, 2022, we had a net income of $607,027, which consisted of trust interest income of $1,289,673, offset by formation and operating costs of $394,352, stock-based compensation of $27,963, and income tax provision of $260,331.

For the three months ended December 31, 2021, we had a net loss of $2,036,114, which consisted of operating costs and costs related to a prospective initial Business Combination of $2,010,995 and stock-based compensation of $27,963, partially offset by trust interest income of $2,844.

Following the exercise of the automatic extension of the deadline for us to complete an initial business combination under our second amended and restated certificate of incorporation (“Charter”), we had until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”). At our Annual Meeting held on February 2, 2023, our stockholders approved an amendment to our Charter to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period (unless such period is further extended pursuant to the approval of our stockholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of December 31, 2022 the Trust Account has released $182,069 to the Company to pay tax obligations.

We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three months ended December 31, 2022 and 2021, the Company paid $30,000 under this agreement

Liquidity and Going Concern

As of December 31, 2022, we had cash outside our Trust Account of $363,247, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

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

On May 9, 2022, the Sponsor loaned us the aggregate amount of $483,034 in order to assist us to fund our working capital needs. On November 10, 2022 our Sponsor loaned us $1,500,000 in order to cover the additional contribution to the trust account required in connection with the automatic extension of our deadline to complete our Initial Business Combination and $450,000 for our working capital needs. These loans are evidenced by four promissory notes in the aggregate principal amount of $2,433,034 from us, as maker, to our Sponsor, as payee. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which we consummate an acquisition, merger or other business combination transaction involving us or our affiliates. The principal balance may be prepaid at any time. During July 2022, we fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to us for the payment of Delaware franchise taxes. We utilized the interest earned on the Trust Account to repay the promissory note, $120,000 of which was distributed to it from the Trust Account during June 2022, and $62,069 of which was distributed to it from the Trust Account during July 2022. We also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022.The aggregate balance outstanding under all promissory notes was $2,201,754 and $251,754 of December 31, 2022 and September 30, 2022, respectively.

As of December 31, 2022, we had investment held in the Trust Account of $153,634,598. The investment held in the Trust Account was held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes.

As of December 31, 2022, the Trust Account has released $182,069 to the Company to pay franchise tax obligations. In connection with the Extension approved by our stockholders on February 2, 2023, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.17. As a result, approximately $116,864,975 will be removed from the Company’s Trust Account to pay such holders. For the three months ended December 31, 2022, cash used in operating activities was $264,331. Net income of $607,027 was impacted primarily by trust interest income of $1,289,673, changes in operating assets and liabilities of $390,352 and stock-based compensation of $27,963.

For the three months ended December 31, 2021, cash used in operating activities was $237,890. Net loss of $2,036,114 was impacted primarily by changes in operating assets and liabilities of $1,773,105, stock-based compensation of $27,963, and trust interest income of $2,844.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 Delaware franchise tax amounted to $182,069. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of December 31, 2022 the Trust Account has released $182,069 to the Company to pay tax obligations.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans. Such loans would be evidenced by promissory notes and would be repaid upon consummation of a business combination, without interest. As of December 31, 2022, there was a balance due to the Sponsor of $2,201,754 under the loans.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that we have and will continue to incur significant costs in pursuit of acquisition plans which, in addition to possibility that we might not be able to a close business combination and be forced to liquidate after August 17, 2023 raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might be necessary if we are unable to continue as a going concern.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 15,000,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

Accretion of the carrying value of common stock subject to redemption value is excluded from net income (loss) per common stock because the redemption value approximates fair value.

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

On November 10, 2022, Armada and Rezolve entered into a First Amendment to the Business Combination Agreement (the “Amendment”), to among other things, extend the date on which either party to the Business Combination Agreement had the right to terminate the Business Combination Agreement if the Business Combination had not been completed by such date, and change the structure of the Business Combination such that Cayman NewCo is no longer a party to the Business Combination Agreement or the Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our IPO on August 17, 2021, after releasing funds to Armada to be held outside of the Trust, $150,000,000 from the net proceeds of the sale of the units in the IPO was held in a Trust Account and has been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e)and15d-15(e)under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form10-K for the year ended September 30, 2022, as filed with SEC on December 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

1.1	Underwriting Agreement, dated August 12, 2021, by and between the Company and Northland, as representative of the several underwriters.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

2.1	Business Combination Agreement, dated as of December 17, 2021, by and among Armada Acquisition Corp. I, Rezolve Group Limited, Rezolve Merger Sub, Inc. and Rezolve Limited.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2021 and incorporated by reference herein.

2.2	First Amendment to Business Combination Agreement, dated as of November 9, 2022, by and among Armada Acquisition Corp. I, Rezolve Limited	Previously filed as an exhibit to our Current Report of Form 8-K filed on November 14, 2022 and incorporated by reference herein.

3.1	Second Amended and Restated Certificate of Incorporation.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

3.2	First Amendment to Second Amended and Restated Certificate of Incorporation	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2023 and incorporated by reference herein.

3.3	Bylaws.	Previously filed as an exhibit to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

4.1	Warrant Agreement, dated August 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.1	Letter Agreement, dated August 12, 2021, by and among the Company, its officers, its directors, and the Sponsor.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.2	Investment Management Trust Agreement, dated August 12, 2021, by and between the Company and CST, as trustee.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.3	Registration Rights Agreement, dated August 12, 2021, by and between the Company, its officers, its directors, Armada Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.4	Administrative Services Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.5	Private Placement Shares Purchase Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

Exhibit No.	Description	Incorporation by Reference

10.6	Stock Escrow Agreement, dated August 12, 2021, by and between the Company, its directors, its officers, the Sponsor and CST.	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.8	Form of Non-Redemption Agreement and Assignment of Economic Interest Business Combination Marketing Agreement, dated August 12, 2021, by and between the Company and Northland.	Filed herewith. Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: February 14, 2023	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)