Form 10-Q
period 2023-03-31
Armada Acquisition Corp. I
filed 2023-05-15
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
(215)543-6886
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
of the Exchange Act):    Yes  ☒    No  ☐
At
May 10
, 2023, there were 9,218,352 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding which includes shares of Common Stock underlying the Units sold in the registrant’s initial public offering and of which 9,191,915 shares of Common stock trade separately.

ARMADA ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARMADA ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2023	September 30, 2022
	(Unaudited)	(Audited)
Assets
Cash	$235,949	$177,578
Prepaid expenses	3,736	61,942

Total current assets	239,685	239,520
Investment held in Trust Account	36,725,055	150,844,925

Total Assets	$36,964,740	$151,084,445

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,545,202	$3,137,535
Franchise tax payable	81,200	150,000
Income tax payable	181,118	145,621
Excise tax payable	1,170,799	—
Promissory Notes-Related Party	2,201,754	251,754

Total current liabilities	7,180,073	3,684,910

Commitments and Contingencies (Note 4)
Common stock subject to possible redemption, 3,508,852 and 15,000,000 shares at redemption value of $10.44 and $10.04 per share at March 31, 2023 and September 30, 2022, respectively	36,617,400	150,548,862
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,709,500 shares issued and outstanding (excluding 3,508,852 and 15,000,000 shares subject to possible redemption) at March 31, 2023 and September 30, 2022, respectively	570	570
Additional paid-in capital	—	941,796
Accumulated deficit	(6,833,303)	(4,091,693)

Total Stockholders’ Deficit	(6,832,733)	(3,149,327)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$36,964,740	$151,084,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Formation and operating costs	$790,735	$356,666	$1,185,087	$2,367,661
Stock-based compensation	27,963	27,963	55,926	55,926

Loss from operations	(818,698)	(384,629)	(1,241,013)	(2,423,587)
Other income
Trust interest income	974,408	12,243	2,264,081	15,087

Total other income	974,408	12,243	2,264,081	15,087
Income (Loss) before provision for income taxes	155,710	(372,286)	1,023,068	(2,408,500)
Provision for income taxes	(182,853)	—	(443,184)	—

Net (loss) income	$(27,143)	$(372,386)	$579,884	$(2,408,500)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	7,722,273	15,000,000	11,401,124	15,000,000

Basic and diluted net (loss) income per share	$(0.00)	$(0.02)	$0.03	$(0.02)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,709,500	5,709,500	5,709,500	5,709,500

Basic and diluted net (loss) income per share	$(0.00)	$—	$0.03	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2022	5,709,500	$570	$941,796	$(4,091,693)	$(3,149,327)
Stock-based compensation	—	—	27,963	—	27,963
Subsequent remeasurement of common stock subject to possible redemption	—	—	—	(2,479,343)	(2,479,343)
Net income	—	—	—	607,027	607,027

Balance as of December 31, 2022	5,709,500	$570	$969,759	$(5,964,009)	$(4,993,680)
Stock-based compensation	—	—	27,963	—	27,963
Capital contribution made by Sponsor related to the shareholder non-redemption agreements			1,102,909
Cost of raising capital related to the shareholder non-redemption agreements			(1,102,909)
Subsequent remeasurement of common stock subject to possible redemption	—	—	—	(669,074)	(669,074)
Excise tax payable on redemption	—	—	(997,722)	(173,077)	(1,170,799)
Net loss	—	—	—	(27,143)	(27,143)

Balance as of March 31, 2023	5,709,500	$570	$—	$(6,833,303)	$(6,832,733)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2021	6,834,500	$683	$1,378,693	$(468,899)	$910,477
Forfeiture of founder shares	(1,125,000)	(113)	113	—	—
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(2,036,114)	(2,036,114)

Balance as of December, 2021	5,709,500	$570	$1,406,769	$(2,505,013)	$(1,097,674)
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(372,386)	(372,386)

Balance as of March 31, 2022	5,709,500	$570	$1,434,732	$(2,877,399)	$(1,442,097)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$579,884	$(2,408,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,264,081)	(15,087)
Stock-based compensation	55,926	55,926
Changes in current assets and liabilities:
Prepaid expenses	58,206	249,694
Accounts payable and accrued expenses	407,667	1,642,614
Income tax payable	35,497	—
Franchise tax payable	(68,800)	161,363

Net cash used in operating activities	(1,195,701)	(313,990)

Cash Flows from Investing Activities:
Withdrawals from trust for redemptions	117,079,879	—
Withdrawals from trust to pay for taxes	804,072	—
Principal deposited in Trust Account	(1,500,000)	—

Net cash provided by investing activities	116,383,951	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	1,950,000	—
Redemptions of class A shares	(117,079,879)	—

Net cash used in financing activities	(115,129,879)	—

Net change in cash	58,371	(313,990)
Cash, beginning of the period	177,578	657,590

Cash, end of the period	$235,949	$343,600

Supplemental disclosure of non-cash financing activities:

Subsequent remeasurement of common stock subject to possible redemption	$3,148,417	$—
Excise tax payable on redemptions	$1,170,799	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay tax obligations, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding public shares if it has not completed a Business Combination in the required time period The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. The Trust Account has released $804,072 and $182,069 as of March 31, 2023 and September 30, 2022, respectively, to the Company to pay its income and franchise tax obligations.
The Company’s management has broad discretion with respect to the sp
e
cific application of the net proceeds of the IPO and the sale of Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
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
,
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
On February 2, 2023, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (“Charter”) to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s Common Stock issued in the Company’s initial public offering, from February 17, 2023 for up to six additional months at the election of the Company, ultimately until as late as August 17, 2023 (the “Extension”). The Company filed an amendment to the Company’s Charter with the Secretary of State of the State of Delaware reflecting the Extension. In connection with the Extension, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.19. As a result, $ 117,079,879 was removed from the Company’s Trust Account to pay such holders.
On February 23, 2023, Armada, Rezolve and YA II PN, Ltd., a Cayman Islands exempted limited partnership (“YA”) entered into Standby Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, upon the closing of the Business Combination, Rezolve shall have the right to issue and sell to YA up to $250 million of the ordinary shares of Rezolve during the 36 month period following the closing of the Business Combination. Rezolve will not be obligated to draw any amount under the Agreement, will control both the timing and amount of all drawdowns, and will issue stock to YA on each drawn down from the facility. Subject to closing of the Business Combination, Rezolve must file and maintain a registration statement, or multiple registration statements, for resale by YA of the shares. If the Business Combination Agreement is terminated, other than in connection with the consummation of the Business Combination, then the Purchase Agreement shall be terminated and of no further effect, without any liability of any party thereunder. Other than making appropriate disclosure of the Purchase Agreement under the Federal securities laws, the Company has no obligations under the Purchase Agreement.
Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
As of March 31, 2023, the Company had approximately $0.2 million in its operating account and working capital deficiency of approximately $6.9 million (excluding income tax payable and franchise tax payable).

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
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. On November 10, 2022 the Sponsor loaned the Company $1,500,000 in order to cover the additional contribution to the trust account in connection with the automatic extension and $450,000 to fund its working capital needs (see Note 3). These loans are evidenced by four promissory notes in the aggregate principal amount of $2,433,034 from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022. The aggregate balance outstanding under all promissory notes was $2,201,754 and $251,754 as of March 31, 2022 and September 30, 2022, respectively.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 3). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
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

Any redemption or other repurchase that occurs on or after January 1, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business
Combination.
As discussed above, during February 2023, holders of 11,491,148 shares of Common Stock elected to redeem their shares in connection with the Extension. As a result, $117,079,879 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the

requirements of the IR Act and the Company’s operations, and has determined that a liability of $1,170,799 is required to be recorded as of March 31, 2023. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows for the period presented in the unaudited condensed financial statements. Operating results for the three and six months ended March 31, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K,
as filed with SEC on December 22, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $235,949 and $177,578 in cash as of March 31, 2023 and September 30, 2022, respectively.
Investment Held in Trust Account
As of March 31, 2023 the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S.
government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in trust interest income on Investments Held in Trust Account in the accompanying condensed statement of operations.

As September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.
The Company classifies its U
.
S
.
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
There were no held to maturity securities on March 31, 2023. The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on September 30, 2022 is as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Cash	$320	$—	$—	$320
U.S. Treasury Bills	150,844,605	19,242	—	150,863,847

	$150,844,925	$19,242	$—	$150,864,167

Held to maturity investments (U.S. Treasury Bills) recorded as of September 30, 2022 matured on October 22, 2022 and the
total amount of $151,046,320, including amortized interest, was reinvested in money market funds.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” approximates the carrying amounts represented in the condensed balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2023 and September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements of
ASC340-10-S99-1
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480
,
“Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 15,000,000 shares of common stock as of September 30, 2022, and 3,508,852 shares of common stock as of March 31, 2023 subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital.

At March 31, 2023 and September 30, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Less: Proceeds allocated to Public Warrants	(11,700,000)
Less: Issuance costs related to common stock	(3,261,589)
Plus: Remeasurement of carrying value to redemption value	14,961,589
Plus: Subsequent remeasurement of carrying value to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account)	548,862
Common stock subject to possible redemption – September 30, 2022	$150,548,862

Less: Redemptions	(117,079,879)
Plus: Remeasurement of carrying value to redemption value	3,148,417

Common stock subject to possible redemption – March 31, 2023	$36,617,400

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net income (loss) per common stock because the redemption value approximates fair value.

	For the Three Months Ended March 31,
	2023		2022
	Common stock subject to redemption	Common stock	Common stock subject to redemption	Common stock
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(15,605)	$(11,538)	$269,721	$102,665

Denominator
Weighted-average shares outstanding	7,722,273	5,709,500	15,000,000	5,709,500

Basic and diluted net (loss) income per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

	For the Six Months Ended March 31,
	2023		2022
	Common stock subject to redemption	Common stock	Common stock subject to redemption	Common stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$386,387	$193,497	$(1,744,489)	$(664,011)

Denominator
Weighted-average shares outstanding	11,401,124	5,709,500	15,000,000	5,709,500

Basic and diluted net income (loss) per share	$0.03	$0.03	$(0.12)	$(0.12)

Stock-Based Compensation
The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the condensed statements of operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in
capital. Forfeitures are recognized as they occur.

On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000
shares to each of its
three
independent directors. The aforementioned transfer is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The aggregate fair value of these shares was $
509,552 at issuance. A total of 100,000 shares vested upon consummation of the Initial Public Offering. The remaining 105,000 shares vest in equal quarterly installments until the second anniversary of the consummation of the Company’s Initial Public Offering, or August 17, 2023. The Company recognized $55,926 of stock-based compensation for the six months ended March 31, 2023 and 2022.
At March 31, 2023
,
th
e
re are 55,928 shares that remain unvested. Total unrecognized compensation expense related to the unvested shares at March 31, 2023 amounted to $55,928 and is expected to be recognized over a period of 0.4 years.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
As of March 31, 2023, and September 30, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate
 43.32% and 0.00%
for the six months ended March 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of
21%
for six months ended March 31, 2023, and 2022, due to the valuation allowance on the deferred tax assets and permanent differences related to the business acquisition expenses.

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
During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022. The aggregate balance outstanding under all promissory notes was $2,201,754 and $251,754 as of March 31, 2022 and September 30, 2022, respectively.
Working Capital Loans
In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest
bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares at a price of $10.00 per share. The shares would be identical to the Private Shares. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of March 31, 2023 and September 30, 2022, no such Working Capital Loans were outstanding.
Administrative Service Fee
Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three and six months ended March 31, 2023 and 2022, the Company incurred and paid $30,000 and $60,000, respectively, in administrative service fees.
Note 4 — Commitments and Contingencies
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
Non-Redemption
Agreements
On January 20, 2023, the Company and its Sponsor, entered into one or more agreements (the
“Non-Redemption
Agreements” ) with one or more third parties in exchange for them agreeing not to redeem shares of the Company’s common stock sold in its Initial Public Offering (the “public shares”) at the 2023 annual meeting of stockholders called by the Company (the “Meeting”) at which a proposal to approve an extension of time for the Company to consummate an initial business combination (the “Extension Proposal”) from February 17, 2023 to August 17, 2023 (the “Extension”) has also been submitted to the stockholders. The
Non-Redemption
Agreements provide for the allocation of up to 75,000 shares of common stock of the Company (“Founder Shares”) held by the Sponsor in exchange for such investor and/or investors agreeing to hold and not redeem certain public shares at the Meeting. Certain of the parties to the
Non-Redemption
Agreements are also members of the Sponsor. The Company estimated the aggregate fair value of the 713,057 founders shares attributable to the
Non-Redeeming
Stockholders to be $1,102,909 or on average $1.55 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in
capital.

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
Purchasing Agreement
On February 23, 2023, Armada, Rezolve and YA II PN, Ltd., a Cayman Islands exempted limited partnership (“YA”) entered into Standby Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, upon the closing of the Business Combination, Rezolve shall have the right to issue and sell to YA up to $250 million of the ordinary shares of Rezolve during the 36 month period following the closing of the Business Combination. Rezol
v
e will not be obligated to draw any amount under the Agreement, will control both the timing and amount of all drawdowns, and will issue stock to YA on each drawn down from the facility. Subject to closing of the Business Combination, Rezolve must file and maintain a registration statement, or multiple registration statements, for resale by YA of the shares. If the Business Combination Agreement is terminated, other than in connection with the consummation of the Business Combination, then the Purchase Agreement shall be terminated and of no further effect, without any liability of any party thereunder. Other than making appropriate disclosure of the Purchase Agreement under the Federal securities laws, the Company has no obligations under the Purchase Agreement.
Note 5 — Recurring Fair Value Measurements
As of March 31, 2023, the assets held in the Trust Account were held in money market fu
n
ds which invest in U.S. Treasury securities. As of September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less.
There were no transfers between Levels 1, 2 or 3 during the six months ended March 31, 2023 and 2022.
Note 6 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Bas
e
d upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

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

On February 2, 2023, we held an annual meeting of our stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders approved an amendment to the Company’s Charter to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s Common Stock issued in the Company’s initial public offering, from February 17, 2023 for up to six additional months at the election of the Company, ultimately until as late as August 17, 2023 (the “Extension”). We filed an amendment to the Company’s Charter with the Secretary of State of the State of Delaware reflecting the Extension. In connection with the Extension, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.19. As a result, we removed $117,079,879 from our Trust Account to pay such holders.

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

On February 2, 2023, we held an annual meeting of our stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders approved an amendment to the Company’s Charter to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s Common Stock issued in the Company’s initial public offering, from February 17, 2023 for up to six additional months at the election of the Company, ultimately until as late as August 17, 2023 (the “Extension”). We filed an amendment to the Company’s Charter with the Secretary of State of the State of Delaware reflecting the Extension. In connection with the Extension, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.19 As a result, we removed $117,079,879 to pay such holders.

On February 23, 2023, the Company, Rezolve and YA II PN, Ltd., a Cayman Islands exempted limited partnership (“YA”) entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, upon the closing of the Business Combination, Rezolve shall have the right to issue and sell to YA up to $250 million of the ordinary shares of Rezolve during the 36 month period following the closing of the Business Combination. Rezolve will not be obligated to draw any amount under the Agreement, will control both the timing and amount of all drawdowns, and will issue stock to YA on each drawn down from the facility. Subject to closing of the Business Combination, Rezolve must file and maintain a registration statement, or multiple registration statements, for resale by YA of the shares. If the Business Combination Agreement is terminated, other than in connection with the consummation of the Business Combination, then the Purchase Agreement shall be terminated and of no further effect, without any liability of any party thereunder. Other than making appropriate disclosure of the Purchase Agreement under the Federal securities laws, the Company has no obligations under the Purchase Agreement.

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

Purchasing Agreement

On February 23, 2023, Armada, Rezolve and YA II PN, Ltd., a Cayman Islands exempted limited partnership (“YA”) entered into Standby Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, upon the closing of the Business Combination, Rezolve shall have the right to issue and sell to YA up to $250 million of the ordinary shares of Rezolve during the 36 month period following the closing of the Business Combination. Rezolve will not be obligated to draw any amount under the Agreement, will control both the timing and amount of all drawdowns, and will issue stock to YA on each drawn down from the facility. Subject to closing of the Business Combination, Rezolve must file and maintain a registration statement, or multiple registration statements, for resale by YA of the shares. If the Business Combination Agreement is terminated, other than in connection with the consummation of the Business Combination, then the Purchase Agreement shall be terminated and of no further effect, without any liability of any party thereunder. Other than making appropriate disclosure of the Purchase Agreement under the Federal securities laws, the Company has no obligations under the Purchase Agreement.

Results of Operations

For the three months ended March 31, 2023, we had a net loss of $27,143, which consisted of formation and operating costs of $790,735, stock-based compensation of $27,963, and income tax provision of $182,853, offset by trust interest income of $974,408.

For the six months ended March 31, 2023, we had a net income of $579,884, which consisted of trust interest income of $2,264,081, offset by formation and operating costs of $1,185,087, stock-based compensation of $55,926, and income tax provision of $443,184.

For the three months ended March 31, 2022, we had a net loss of $372,286, which consisted of operating costs and costs related to a prospective initial Business Combination of $384,629 and stock-based compensation of $27,963, partially offset by trust interest income of $12,243.

For the six months ended March 31, 2022, we had a net loss of $2,408,500, which consisted of operating costs and costs related to a prospective initial Business Combination of $2,367,661 and stock-based compensation of $55,926, partially offset by trust interest income of $15,087.

Following the exercise of the automatic extension of the deadline for us to complete an initial business combination under our second amended and restated certificate of incorporation (“Charter”), we had until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”). At our Annual Meeting held on February 2, 2023, our stockholders approved an amendment to our Charter to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period (unless such period is further extended pursuant to the approval of our stockholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of March 31, 2023 the Trust Account has released $118,066,020 to the Company to pay tax obligations and for redemptions, including $117,079,879 for redemptions and $986,141 for tax obligations.

We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended March 31, 2023 and 2022, the Company paid $30,000 and $60,000, respectively, under this agreement

Liquidity and Going Concern

As of March 31, 2023, we had cash outside our Trust Account of $235,949, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

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

On May 9, 2022, the Sponsor loaned us the aggregate amount of $483,034 in order to assist us to fund our working capital needs. On November 10, 2022 our Sponsor loaned us $1,500,000 in order to cover the additional contribution to the trust account required in connection with the automatic extension of our deadline to complete our Initial Business Combination and $450,000 for our working capital needs. These loans are evidenced by four promissory notes in the aggregate principal amount of $2,433,034 from us, as maker, to our Sponsor, as payee. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which we consummate an acquisition, merger or other business combination transaction involving us or our affiliates. The principal balance may be prepaid at any time. During July 2022, we fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to us for the payment of Delaware franchise taxes. We utilized the interest earned on the Trust Account to repay the promissory note, $120,000 of which was distributed to it from the Trust Account during June 2022, and $62,069 of which was distributed to it from the Trust Account during July 2022. We also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022. The aggregate balance outstanding under all promissory notes was $2,201,754 and $251,754 as of March 31, 2022 and September 30, 2022, respectively.

As of March 31, 2023, we had investment held in the Trust Account of $36,725,055. The investment held in the Trust Account was held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes.

As of March 31, 2023 the Trust Account has released $118,066,020 to the Company to pay tax obligations and for redemptions. In connection with the Extension approved by our stockholders on February 2, 2023, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.19. As a result, $117,079,879 was removed from the Company’s Trust Account to pay such holders.

For the six months ended March 31, 2023, cash used in operating activities was $1,195,701. Net income of $579,884 was impacted primarily by trust interest income of $2,264,081, changes in operating assets and liabilities of $432,570 and stock-based compensation of $55,926.

For the six months ended March 31, 2022, cash used in operating activities was $313,990. Net loss of $2,408,500 was impacted primarily by changes in operating assets and liabilities of $2,053,671, stock-based compensation of $55,926, partially offset by trust interest income of $15,087.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 Delaware franchise tax amounted to $182,069 and our 2022 Delaware franchise tax exclusive of interest and penalty amounted to $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Trust Account has released $804,072 and $182,069 as of March 31, 2023 and September 30, 2022, respectively, to the Company to pay its income and franchise tax obligations.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans. Such loans would be evidenced by promissory notes and would be repaid upon consummation of a business combination, without interest. There was a balance due to the Sponsor of $2,201,754 and $251,754 under the loans as of March 31, 2023, and September 30, 2022, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to material weakness related to accounting for excise tax liability on redemptions established in preparation of the financial statements for the period ended March 31, 2023.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed with SEC on December 22, 2022 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, as filed with the SEC on February 14, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Second Amended and Restated Certificate of Incorporation.	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2023 and incorporated by reference herein.

10.1	Standby Equity Purchase Agreement dated as of February 23, 2023 by and among Armada Acquisition Corp. I, Rezolve Limited and YA II PN Ltd.	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 1, 2023 and incorporated by reference herein.

10.2	Form of Non-Redemption Agreement and Assignment of Economic Interest	Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2023 and incorporated by reference herein.

Exhibit No.	Description	Incorporation by Reference

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: May 15, 2023	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)