Form 10-Q
period 2023-06-30
Armada Acquisition Corp. I
filed 2023-08-14
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act):    Yes  ☒    No  ☐
At August 8, 2023, there
were 8,072,849 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding
,
which
are comprised of 13,965
shares of Common Stock underlying Units and 8,058,884 shares of Common
Stock that
trade separately.

ARMADA ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARMADA ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(Unaudited)	(Audited)
Assets
Cash	$40,464	$177,578
Prepaid expenses	36,236	61,942

Total current assets	76,700	239,520
Investment held in Trust Account	37,158,121	150,844,925

Total Assets	$37,234,821	$151,084,445

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,117,328	$3,137,535
Franchise tax payable	122,000	150,000
Income tax payable	263,494	145,621
Excise tax payable	1,170,799	—
Promissory Notes-Related Party	2,201,754	251,754

Total current liabilities	7,875,375	3,684,910

Commitments and Contingencies (Note 4)
Common stock subject to possible redemption, 3,508,852 and 15,000,000 shares at redemption value of $10.53 and $10.04 per share at June 30, 2023 and September 30, 2022, respectively	36,946,531	150,548,862
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,709,500 shares issued and outstanding (excluding 3,508,852 and 15,000,000 shares subject to possible redemption) at June 30, 2023 and September 30, 2022, respectively	570	570
Additional paid-in capital	134,363	941,796
Accumulated deficit	(7,722,018)	(4,091,693)

Total Stockholders’ Deficit	(7,587,085)	(3,149,327)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$37,234,821	$151,084,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$775,911	$1,522,131	$1,960,998	$3,889,792
Stock-based compensation	134,363	27,963	190,289	83,889

Loss from operations	(910,274)	(1,550,094)	(2,151,287)	(3,973,681)
Other income
Trust interest income	433,066	213,015	2,697,147	228,102

Total other income	433,066	213,015	2,697,147	228,102
(Loss) Income before provision for income taxes	(477,208)	(1,337,079)	545,860	(3,745,579)
Provision for income taxes	(82,376)	—	(525,560)	—

Net (loss) income	$(559,584)	$(1,337,079)	$20,300	$(3,745,579)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,508,852	20,709,500	8,770,367	20,709,500

Basic and diluted net (loss) income per share	$(0.06)	$(0.06)	$0.00	$(0.18)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,709,500	20,709,500	5,709,500	20,709,500

Basic and diluted net (loss) income per share	$(0.06)	$(0.06)	$0.00	$(0.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2022	5,709,500	$570	$941,796	$(4,091,693)	$(3,149,327)
Stock-based compensation	—	—	27,963	—	27,963
Remeasurement of common stock subject to possible redemption	—	—	—	(2,479,343)	(2,479,343)
Net income	—	—	—	607,027	607,027

Balance as of December 31, 2022	5,709,500	$570	$969,759	$(5,964,009)	$(4,993,680)
Stock-based compensation	—	—	27,963	—	27,963
Capital contribution made by Sponsor related to the stockholder non-redemption agreements			1,102,909
Cost of raising capital related to the stockholder non-redemption agreements			(1,102,909)
Remeasurement of common stock subject to possible redemption	—	—	—	(669,074)	(669,074)
Excise tax payable on redemption	—	—	(997,722)	(173,077)	(1,170,799)
Net loss	—	—	—	(27,143)	(27,143)

Balance as of March 31, 2023	5,709,500	$570	$—	$(6,833,303)	$(6,832,733)

Stock-based compensation	—	—	134,363	—	134,363
Remeasurement of common stock subject to possible redemption	—	—	—	(329,131)	(329,131)
Net loss	—	—	—	(559,584)	(559,584)

Balance as of June 30, 2023	5,709,500	$570	$134,363	$(7,722,018)	$(7,587,085)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2021	6,834,500	$683	$1,378,693	$(468,899)	$910,477
Forfeiture of founder shares	(1,125,000)	(113)	113	—	—
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(2,036,114)	(2,036,114)

Balance as of December, 2021	5,709,500	$570	$1,406,769	$(2,505,013)	$(1,097,674)
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(372,386)	(372,386)

Balance as of March 31, 2022	5,709,500	$570	$1,434,732	$(2,877,399)	$(1,442,097)
Stock-based compensation	—	—	27,963	—	27,963
Net loss	—	—	—	(1,337,079)	(1,337,079)

Balance as of June 30, 2022	5,709,500	$570	$1,462,695	$(4,214,478)	$(2,751,213)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$20,300	$(3,745,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,697,147)	(228,102)
Stock-based compensation	190,289	83,889
Changes in current assets and liabilities:
Prepaid expenses	25,706	297,909
Accounts payable and accrued expenses	979,793	2,696,793
Income tax payable	117,873	—
Franchise tax payable	(28,000)	74,329

Net cash used in operating activities	(1,391,186)	(820,761)

Cash Flows from Investing Activities:
Withdrawals from trust for redemptions	117,079,879	—
Withdrawals from trust to pay for taxes	804,072	120,000
Principal deposited in Trust Account	(1,500,000)	—

Net cash provided by investing activities	116,383,951	120,000

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	1,950,000	483,034
Redemptions of shares	(117,079,879)	—

Net cash provided by (used in) financing activities	(115,129,879)	483,034

Net change in cash	(137,114)	(217,727)
Cash, beginning of the period	177,578	657,590

Cash, end of the period	$40,464	$439,863

Supplemental disclosure of non-cash financing activities:

Remeasurement of common stock subject to possible redemption	$3,477,548	$—

Excise tax payable on redemptions	$1,170,799	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
Note 1 — Organization, Business Operations and Going Concern
Armada Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Delaware corporation on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). As more fully described in this Note 1, on December 17, 2021, the Company entered into a business combination agreement with a target business which was amended and restated on June 16, 2023. The Company concentrated its efforts in identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Following the closing of the IPO on August 17, 2021, after releasing funds to the Company to be held outside of the Trust, $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO was held in a Trust Account (“Trust Account”) and has been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay tax obligations, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding public shares if it has not completed a Business Combination in the required time period The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. The Trust Account has released $986,141 and $182,069 as of June 30, 2023 and September 30, 2022, respectively, to the Company to pay its income and franchise tax obligations.
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

In connection with any proposed Business Combination, the Company will either (1) seek stockholders approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholders approval of a proposed Business Combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in its discretion.
The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480,“Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
Following the exercise of the automatic extension of the deadline for the Company to complete an initial business combination under our second amended and restated certificate of incorporation, the Company had until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”). As further described in Note 1, on February 2, 2023, the stockholders approved an amendment to our certificate of incorporation to extend the date by which we must
consummate a business combination (the “Combination Period
”) until August 17, 2023, and on August 2, 2023, the stockholders approved a further amendment to our certificate of incorporation to extend the Combination Period until no later than February 17, 2024.

On August 8, 2023, the Company borrowed $70,900 under the Extension Note (as defined below) and deposited the funds into the Trust Account thereby extending the Combination Period until September 17, 2023.
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
On June 16, 2023, the Company, Rezolve, Rezolve AI Limited, a private limited liability company incorporated under the laws of England and Wales (“Rezolve AI”) and Rezolve Merger Sub amended and restated the Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) by way of a Deed of Release, Amendment and Restatement to, among other things, amend (a) the enterprise value of Rezolve by which the aggregate stock consideration is calculated to $
1.60

billion, and (b) provide for (i) a
pre-Closing
demerger (the
“Pre-Closing
Demerger”) of Rezolve pursuant to UK legislation under which (x) part of Rezolve’s business and assets (being all of its business and assets except for certain shares in Rezolve Information Technology (Shanghai) Co Ltd and its wholly owned subsidiary Nine Stone (Shanghai) Ltd and Rezolve Information Technology (Shanghai) Co Ltd Beijing Branch and certain other excluded assets) are to be transferred to Rezolve AI in exchange for the issue by Rezolve AI of shares of the same classes as in Rezolve for distribution among the original shareholders of Rezolve in proportion to their holdings of shares of each class in Rezolve as at immediately prior to the
Pre-Closing
Demerger, (y) Rezolve AI will be assigned, assume and/or reissue the secured convertible notes currently issued by Rezolve pursuant to the Loan Agreements (as defined in the Amended and Restated Business Combination Agreement) and (z) Rezolve will then be wound up, and (ii) the merger of the Company with and into Rezolve Merger Sub, with the Company continuing as the surviving entity (the “Merger”) such that after completion of the
Pre-Closing
Demerger and Merger, the Company will become a wholly owned subsidiary of Rezolve AI.
Concurrently with the execution and delivery of the Amended and Restated Business Combination Agreement, Armada and the Key Company Shareholders (as defined in the Amended and Restated Business Combination Agreement) have entered into the Transaction Support Agreement, pursuant to which, among other things, the Key Company Shareholders have agreed to (a) vote in favor of the Company Reorganization (b) vote in favor of the Amended and Restated Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into the Investor Rights Agreement (as defined in the Amended and Restated Business Combination Agreement) at Closing and (d) the termination of certain agreements effective as of
Closing.
On August 2, 2023, the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which Armada has to consummate a Business Combination from August 17, 2023 (the “Original Termination Date”) to September 17, 2023 (the “Charter Extension Date”) and to allow Armada, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of Armada’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 17, 2024, or a total of up to six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). The stockholders of Armada approved the Second Extension Amendment Proposal at the special meeting and on August 3, 2023, Armada filed the Charter Amendment with the Delaware Secretary of State.
In connection with the vote to approve the Charter Amendment, the holders of 1,145,503 public shares of Common Stock of Armada exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $12,095,215.
In connection with the approval of the Second Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $425,402 (the “Extension Note”) to the Sponsor. The Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that Armada does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $70,900 to be deposited into the Trust Account within five business days following approval of the Charter Amendment by the Company’s stockholders, and up to $354,502 in five equal installments to be deposited into the Trust Account for each of the five one-month extensions.

On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023.
Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
As of June 30, 2023, the Company had approximately $40,000 in its operating account and working capital deficiency of approximately $7.6 million (excluding income tax payable and franchise tax payable).

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
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. On November 10, 2022 the Sponsor loaned the Company $1,500,000 in order to cover the additional contribution to the trust account in connection with the automatic extension and $450,000 to fund its working capital needs (see Note 3). These loans are evidenced by four promissory notes in the aggregate principal amount of $2,433,034 from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022. The aggregate balance outstanding under all promissory notes was $2,201,754 and $251,754 as of June 30, 2023 and September 30, 2022, respectively.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 3). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards
Update(“ASU”) 2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 17, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Any redemption or other repurchase that occurs on or after January 1, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. The Company has agreed that any such excise taxes shall not be paid from the interest earned on the funds held in the Trust Account.
As discussed above, during February 2023, holders of 11,491,148 shares of Common Stock elected to redeem their shares in connection with the Extension. As a result, $117,079,879 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations, and has determined that a liability of $1,170,799 is required to be recorded as of June 30, 2023. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows for the period presented in the unaudited condensed financial statements. Operating results for the three and nine months ended June 30, 2023, are not necessarily indicative of the results that may be expected through September 30, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $40,464 and $177,578 in cash as of June 30, 2023 and September 30, 2022, respectively.
Investment Held in Trust Account
As of June 30, 2023 the assets held in the Trust Account were held in a money market fund. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in trust interest income on Investments Held in Trust Account in the accompanying condensed statement of operations.

As September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.
The Company classifies its U.S. Treasury bills as
held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
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
There were no held to maturity securities on June 30, 2023. The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on September 30, 2022 is as follows:

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2023 and September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements
ofASC340-10-S99-1and
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480,“Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 15,000,000 shares of common stock as of September 30, 2022, and 3,508,852 shares of common stock as of June 30, 2023 subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital.

At June 30, 2023 and September 30, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Proceeds allocated to Public Warrants	(11,700,000)
Issuance costs related to common stock	(3,261,589)
Remeasurement of carrying value to redemption value	14,961,589
Subsequent remeasurement of carrying value to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account for taxes)	548,862

Common stock subject to possible redemption – September 30, 2022	150,548,862
Redemptions	(117,079,879)
Remeasurement of carrying value to redemption value	3,477,548

Common stock subject to possible redemption – June 30, 2023	$36,946,531

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net income (loss) per common stock because the redemption value approximates fair value.

	For the Three Months Ended June 30,
	2023		2022
	Common stock subject to redemption	Common stock	Common stock subject to redemption	Common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(212,999)	$(346,585)	$(968,453)	$(368,626)

Denominator
Weighted-average shares outstanding	3,508,852	5,709,500	15,000,000	5,709,500

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.06)	$(0.06)

	For the Nine Months Ended June 30,
	2023		2022
	Common stock subject to redemption	Common stock	Common stock subject to redemption	Common stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$12,296	$8,004	$(2,712,943)	$(1,032,636)

Denominator
Weighted-average shares outstanding	8,770,367	5,709,500	15,000,000	5,709,500

Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.18)	$(0.18)

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

On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three

independent directors. The aforementioned transfer is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The aggregate fair value of these shares was $509,552 at issuance. A total of 100,000 shares vested upon consummation of the Initial Public Offering. The remaining 105,000 shares vest in equal quarterly installments until the second anniversary of the consummation of the Company’s Initial Public Offering, or August 17, 2023. The Company recognized $
27,963 and $
83,889 of stock-based
compensation for the three and nine months ended June 30, 2023, and 2022, respectively.
At June 30, 2023, there are 11,250 shares that remain unvested. Total unrecognized compensation expense related to the unvested shares at June 30, 2023 amounted to $27,965 and is expected to be recognized through August 17, 2023
.
On June 26, 2023, the Sponsor allocated
270,000
shares to its three independent directors (
90,000
each) and
100,000
shares to an executive officer. The aforementioned transfer is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the transfer date. The aggregate fair value of these shares was $
207,200
at the date of the transfer. A total of
190,000
shares vested upon the transfer date. The remaining
180,000
shares will vest as follows:
90,000
upon the 6 month anniversary of the transfer date; and
90,000
upon the one year anniversary of the transfer date; provided that all unvested shares would become vested upon consummation of initial business combination. The Company recognized $106,400 of stock-based compensation related to this grant for the three and nine months ended June 30, 2023.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
As of June 30, 2023, and September 30, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was

96.28
% and
0.00
% for the nine months ended June 30, 2023 and 2022.
Our effective tax rate was 17.26% and 0.00% for the three months ended June 30, 2023 and 2022.
The effective tax rate differs from the statutory tax rate of
21
% for nine months ended June 30, 2023, and 2022, due to the valuation allowance on the deferred tax assets and permanent differences related to the business acquisitio
n and stock-based compensation expenses.

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
During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022. The aggregate balance outstanding under all promissory notes was $2,201,754 and $251,754 as of June 30, 2023 and September 30, 2022, respectively.
Working Capital Loans
In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest
bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares at a price of $10.00 per share. The shares would be identical to the Private Shares. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of June 30, 2023 and September 30, 2022, no such Working Capital Loans were outstanding.
Administrative Service Fee
Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three and nine months ended June 30, 2023 and 2022, the Company incurred and paid $30,000 and $90,000, respectively, in administrative service fees.
Note 4 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares issued and outstanding on the date of the IPO, as well as the holders of the representative shares, Private Shares and any shares the Company’s Sponsor, officers, directors or their affiliates may issue in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement signed on the effective date of the IPO. The holders of a majority of these securities (other than the holders of the representative shares) are entitled to make up to two demands that the Company registers such securities.
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
CCM is engaged to represent the Company’s interests only. The Company engaged CCM as a capital markets advisor in connection with the initial Business Combination for which it will earn an advisory fee of
 $3,000,000,
payable at closing of the Business Combination. The Company also engaged CCM as a financial advisor in connection with the initial Business Combination for which it will earn an advisory fee of
 $8,750,000, payable
at closing of the Business Combination.
Business Combination Marketing Agreement
The Company engaged Northland Securities, Inc., the representative of the underwriters, as an advisor in connection with Business Combination to assist in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000. The Company will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of the initial Business Combination. Additionally, the Company will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces the Company to the target business with which the Company completes a Business Combination.
On February 8, 2021, Northland purchased 87,500 shares of common stock at an average purchase price of approximately $0.0001 per share. On May 29, 2021, Northland returned these 87,500 shares of common stock to the Company, for no consideration, which were subsequently cancelled.
We also will pay to the representative at the time of the closing of the initial Business Combination, $1,030,000 due under two separate engagement letters in connection with fairness opinions delivered to our Board of Directors. An aggregate of $120,000 has already been paid under these engagement letters and expensed in the Company’s statement of operations
.
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
On June 16, 2023, the Company, Rezolve, Rezolve AI Limited, a private limited liability company incorporated under the laws of England and Wales (“Rezolve AI”) and Rezolve Merger Sub amended and restated the Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) by way of a Deed of Release, Amendment and Restatement to, among other things, amend (a) the enterprise value of Rezolve by which the aggregate stock consideration is calculated to $1.60 billion, and (b) provide for (i) a pre-Closing
demerger (the
“Pre-Closing
Demerger”) of Rezolve pursuant to UK legislation under which (x) part of Rezolve’s business and assets (being all of its business and assets except for certain shares in Rezolve Information Technology (Shanghai) Co Ltd and its wholly owned subsidiary Nine Stone (Shanghai) Ltd and Rezolve Information Technology (Shanghai) Co Ltd Beijing Branch and certain other excluded assets) are to be transferred to Rezolve AI in exchange for the issue by Rezolve AI of shares of the same classes as in Rezolve for distribution among the original shareholders of Rezolve in proportion to their holdings of shares of each class in Rezolve as at immediately prior to the
Pre-Closing
Demerger, (y) Rezolve AI will be assigned, assume and/or reissue the secured convertible notes currently issued by Rezolve pursuant to the Loan Agreements (as defined in the Amended and Restated Business Combination Agreement) and (z) Rezolve will then be wound up, and (ii) the merger of the Company with and into Rezolve Merger Sub, with the Company continuing as the surviving entity (the “Merger”) such that after completion of the
Pre-Closing
Demerger and Merger, the Company will become a wholly owned subsidiary of Rezolve AI.
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
Stockholders to be $1,102,909 or on average $1.55 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in
capital. Pursuant to the
Non-Redemption
Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds held in the Trust Account.

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
Note 5 — Recurring Fair Value Measurements
As of June 30, 2023, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. As of September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less.
There were no transfers between Levels 1, 2 or 3 during the nine months ended June 30, 2023 and 2022.
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
On July 28, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $125,245. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount of the promissory note was fully drawn and outstanding as of the date of this report.
On August 2, 2023, the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which Armada has to consummate a Business Combination from August 17, 2023 (the “Original Termination Date”) to September 17, 2023 (the “Charter Extension Date”) and to allow Armada, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of Armada’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 17, 2024, or a total of up to six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). The stockholders of Armada approved the Second Extension Amendment Proposal at the special meeting and on August 3, 2023, Armada filed the Charter Amendment with the Delaware Secretary of State.
In connection with the vote to approve the Charter Amendment, the holders of 1,145,503 public shares of Common Stock of Armada exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $12,095,215.
In connection with the approval of the Second Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $425,402 (the “Extension Note”) to the Sponsor. The Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that Armada does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $70,900 to be deposited into the Trust Account within five business days following approval of the Charter Amendment by the Company’s stockholders, and up to $354,502 in five equal installments to be deposited into the Trust Account for each of the five one-month extensions.
On August 4, 2023, Armada, Rezolve, Rezolve AI, and Rezolve Merger Sub amended the Business Combination Agreement to remove the requirement that after giving effect to the transactions contemplated by the Business Combination Agreement, Rezolve shall have at least $5,000,001 of net tangible assets (as determined in accordance with
Rule 3a51-1(g)(1)
of the Exchange Act) immediately after the closing of the Business Combination.
On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023.
On August 9, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $91,740.50 to be used for working capital
. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount of the promissory note was fully drawn and outstanding as of the date of this report.

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

On July 28, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $125,245 The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount of the promissory note was fully drawn and outstanding as of the date of this report.

On August 2, 2023, the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which Armada has to consummate a Business Combination from August 17, 2023 (the “Original Termination Date”) to September 17, 2023 (the “Charter Extension Date”) and to allow Armada, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of Armada’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 17, 2024, or a total of up to six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). The stockholders of Armada approved the Second Extension Amendment Proposal at the special meeting and on August 3, 2023, Armada filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 1,145,503 public shares of Common Stock of Armada exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $12,095,215.

In connection with the approval of the Second Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $425,402 (the “Extension Note”) to the Sponsor. The Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that Armada does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $70,900 to be deposited into the Trust Account within five business days following approval of the Charter Amendment by the Company’s stockholders, and up to $354,502 in five equal installments to be deposited into the Trust Account for each of the five one-month extensions.

On August 4, 2023, Armada, Rezolve, Rezolve AI, and Rezolve Merger Sub amended the Business Combination Agreement to remove the requirement that after giving effect to the transactions contemplated by the Business Combination Agreement, Rezolve shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Business Combination.

On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023.

On August 9, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $91,740.50 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount of the promissory note was fully drawn and outstanding as of the date of this report.

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

On June 16, 2023, the Company, Rezolve, Rezolve AI Limited, a private limited liability company incorporated under the laws of England and Wales (“Rezolve AI”) and Rezolve Merger Sub amended and restated the Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) by way of a Deed of Release, Amendment and Restatement to, among other things, amend (a) the enterprise value of Rezolve by which the aggregate stock consideration is calculated to $1.60 billion, and (b) provide for (i) a pre-Closing demerger (the “Pre-Closing Demerger”) of Rezolve pursuant to UK legislation under which (x) part of Rezolve’s business and assets (being all of its business and assets except for certain shares in Rezolve Information Technology (Shanghai) Co Ltd and its wholly owned subsidiary Nine Stone (Shanghai) Ltd and Rezolve Information Technology (Shanghai) Co Ltd Beijing Branch and certain other excluded assets) are to be transferred to Rezolve AI in exchange for the issue by Rezolve AI of shares of the same classes as in Rezolve for distribution among the original shareholders of Rezolve in proportion to their holdings of shares of each class in Rezolve as at immediately prior to the Pre-Closing Demerger, (y) Rezolve AI will be assigned, assume and/or reissue the secured convertible notes currently issued by Rezolve pursuant to the Loan Agreements (as defined in the Amended and Restated Business Combination Agreement) and (z) Rezolve will then be wound up, and (ii) the merger of the Company with and into Rezolve Merger Sub, with the Company continuing as the surviving entity (the “Merger”) such that after completion of the Pre-Closing Demerger and Merger, the Company will become a wholly owned subsidiary of Rezolve AI.

Concurrently with the execution and delivery of the Amended and Restated Business Combination Agreement, Armada and the Key Company Shareholders (as defined in the Amended and Restated Business Combination Agreement) have entered into the Transaction Support Agreement, pursuant to which, among other things, the Key Company Shareholders have agreed to (a) vote in favor of the Company Reorganization (b) vote in favor of the Amended and Restated Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into the Investor Rights Agreement (as defined in the Amended and Restated Business Combination Agreement) at Closing and (d) the termination of certain agreements effective as of Closing.

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

Results of Operations

For the three months ended June 30, 2023, we had a net loss of $559,584, which consisted of formation and operating costs of $775,911, stock-based compensation of $134,363, and income tax provision of $82,376, offset by trust interest income of $433,066 .

For the nine months ended June 30, 2023, we had a net income of $20,300, which consisted of trust interest income of $2,697,147, offset by formation and operating costs of $1,960,998, stock-based compensation of $190,289, and income tax provision of $525,560.

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

Following the exercise of the automatic extension of the deadline for us to complete an initial business combination under our second amended and restated certificate of incorporation (“Charter”), we had until February 17, 2023 (or 18 months following our initial public offering) to consummate a business combination (unless we further extend the period of time to consummate a business combination) (the “Combination Period”). At our Annual Meeting held on February 2, 2023, our stockholders approved an amendment to our Charter to extend the date by which we must consummate a business combination (the “Combination Period”) until August 17, 2023, and on August 2, 2023, the stockholders approved a further amendment to our certificate of incorporation to extend the Combination Period until no later than February 17, 2024. On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Combination Period until September 17, 2023. However, if we are unable to complete the initial Business Combination within the Combination Period (unless such period is further extended pursuant to the approval of our stockholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of June 30, 2023 the Trust Account has released $118,066,020 to the Company to pay tax obligations and for redemptions, including $117,079,879 for redemptions and $986,141 for tax obligations.

We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended June 30, 2023 and 2022, the Company paid $30,000 and $90,000, respectively, under this agreement

Liquidity and Going Concern

As of June 30, 2023, we had cash outside our Trust Account of $40,464, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

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

On May 9, 2022, the Sponsor loaned us the aggregate amount of $483,034 in order to assist us to fund our working capital needs. On November 10, 2022 our Sponsor loaned us $1,500,000 in order to cover the additional contribution to the trust account required in connection with the automatic extension of our deadline to complete our Initial Business Combination and $450,000 for our working capital needs. These loans are evidenced by four promissory notes in the aggregate principal amount of $2,433,034 from us, as maker, to our Sponsor, as payee. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which we consummate an acquisition, merger or other business combination transaction involving us or our affiliates. The principal balance may be prepaid at any time. During July 2022, we fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to us for the payment of Delaware franchise taxes. We utilized the interest earned on the Trust Account to repay the promissory note, $120,000 of which was distributed to it from the Trust Account during June 2022, and $62,069 of which was distributed to it from the Trust Account during July 2022. We also paid $44,246 on behalf of the Sponsor for tax services in August and September 2022. The aggregate balance outstanding under all promissory notes was $2,201,754 and $251,754 as of June 30, 2023 and September 30, 2022, respectively.

As of June 30, 2023, we had investment held in the Trust Account of $37,158,121. The investment held in the Trust Account was held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes.

As of June 30, 2023 the Trust Account has released $118,066,020 to the Company to pay tax obligations and for redemptions. In connection with the Extension approved by our stockholders on February 2, 2023, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.19. As a result, $117,079,879 was removed from the Company’s Trust Account to pay such holders.

For the nine months ended June 30, 2023, cash used in operating activities was $1,391,186. Net income of $20,300 was impacted primarily by trust interest income of $2,697,147 and changes in operating assets and liabilities of $1,095,372, offset by stock-based compensation of $190,289.

For the nine months ended June 30, 2022, cash used in operating activities was $820,761. Net loss of $3,745,579 was impacted primarily by changes in operating assets and liabilities of $3,069,031, stock-based compensation of $83,889, partially offset by trust interest income of $228,102.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our 2023 annual franchise tax obligations to be $163,200, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 Delaware franchise tax amounted to $182,069 and our 2022 Delaware franchise tax exclusive of interest and penalty amounted to $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Trust Account has released $986,141 and $182,069 as of June 30, 2023 and September 30, 2022, respectively, to the Company to pay its income and franchise tax obligations.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans. Such loans would be evidenced by promissory notes and would be repaid upon consummation of a business combination, without interest. There was a balance due to the Sponsor of $2,201,754 and $251,754 under the loans as of June 30, 2023, and September 30, 2022, respectively.

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

Financial Advisory Fee

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to one (1.0) percent of the aggregate proceeds of the IPO, or $1,500,000, upon closing of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. On August 18, 2021, we paid to CCM an aggregate of $1,500,00. CCM is engaged to represent our interests only. We have engaged CCM as a capital markets advisor in connection with the initial Business Combination for which it will earn an advisory fee of $3,000,000, payable at closing of the Business Combination. The Company also engaged CCM as a financial advisor in connection with the initial Business Combination for which it will earn an advisory fee of $8,750,000, payable at closing of the Business Combination.

Business Combination Marketing Agreement

We engaged Northland Securities, Inc., the representative of the underwriter, as an advisor in connection with Business Combination to assist in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the initial Business Combination and assist us with press releases and public filings in connection with the Business Combination. We will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000. We will also pay the representative a separate capital market advisory fee of $2,500,000 upon completion of the initial Business Combination. Additionally, we will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces us to the target business with which the Company completes a Business Combination. On February 8, 2021, Northland purchased 87,500 shares of common stock at an average purchase price of approximately $0.0001 per share. On May 29, 2021, Northland returned these 87,500 shares of common stock to the Company, for no consideration, which were subsequently cancelled.

We also will pay to the representative at the time of the closing of the initial Business Combination, $1,030,000 due under two separate engagement letters in connection with fairness opinions delivered to our Board of Directors. An aggregate of $120,000 has already been paid under these engagement letters and expensed in the Company’s statement of operations.

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

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the IPO, as well as the holders of the representative shares, Private Shares and any shares the sponsor, officers, directors or their affiliates may issue in payment of Working Capital Loans made to us, will be entitled to registration rights pursuant to an agreement signed on the effective date of the IPO. The holders of a majority of these securities (other than the holders of the representative shares) are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Shares and shares issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

On June 16, 2023, the Company, Rezolve, Rezolve AI Limited, a private limited liability company incorporated under the laws of England and Wales (“Rezolve AI”) and Rezolve Merger Sub amended and restated the Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) by way of a Deed of Release, Amendment and Restatement to, among other things, amend (a) the enterprise value of Rezolve by which the aggregate stock consideration is calculated to $1.60 billion, and (b) provide for (i) a pre-Closing demerger (the “Pre-Closing Demerger”) of Rezolve pursuant to UK legislation under which (x) part of Rezolve’s business and assets (being all of its business and assets except for certain shares in Rezolve Information Technology (Shanghai) Co Ltd and its wholly owned subsidiary Nine Stone (Shanghai) Ltd and Rezolve Information Technology (Shanghai) Co Ltd Beijing Branch and certain other excluded assets) are to be transferred to Rezolve AI in exchange for the issue by Rezolve AI of shares of the same classes as in Rezolve for distribution among the original shareholders of Rezolve in proportion to their holdings of shares of each class in Rezolve as at immediately prior to the Pre-Closing Demerger, (y) Rezolve AI will be assigned, assume and/or reissue the secured convertible notes currently issued by Rezolve pursuant to the Loan Agreements (as defined in the Amended and Restated Business Combination Agreement) and (z) Rezolve will then be wound up, and (ii) the merger of the Company with and into Rezolve Merger Sub, with the Company continuing as the surviving entity (the “Merger”) such that after completion of the Pre-Closing Demerger and Merger, the Company will become a wholly owned subsidiary of Rezolve AI.

Concurrently with the execution and delivery of the Amended and Restated Business Combination Agreement, Armada and the Key Company Shareholders (as defined in the Amended and Restated Business Combination Agreement) have entered into the Transaction Support Agreement, pursuant to which, among other things, the Key Company Shareholders have agreed to (a) vote in favor of the Company Reorganization (b) vote in favor of the Amended and Restated Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into the Investor Rights Agreement (as defined in the Amended and Restated Business Combination Agreement) at Closing and (d) the termination of certain agreements effective as of Closing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and as more fully discussed below, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended June 30, 2023, we adopted internal controls over financial reporting relating to our evaluation and treatment of applicable excise taxes under the IR Act. These internal controls included management familiarizing itself with the requirements of the accounting treatment for the excise tax, including consultation with its consultants and legal counsel, management’s review and evaluation of the fact patterns related to the excise tax liability recognition criteria, and preparation of an appropriate memorandum reflecting management analysis and conclusions prior to completion of the financial statements. Based on the implementation of these internal controls, the material weakness previously identified in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is in the process of being remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

2.1	Deed of Release, Amendment and Restatement dated as of June 16, 2023, by and among Armada Acquisition Corp. I, Rezolve Limited, Rezolve AI Limited and Rezolve Merger Sub.	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 20, 2023 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: August 14, 2023	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)