Form 10-K
period 2023-09-30
Armada Acquisition Corp. I
filed 2023-12-04
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number
 001-40742

Armada Acquisition Corp. I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3810850
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1760 Market Street, Suite 602 Philadelphia, Pennsylvania	19103
Address of Principal Executive Offices	Zip Code
Registrant’s telephone number, including area code (215) 543-6886
Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Units, each consisting of one share of Common Stock and one half of one Redeemable Warrant	AACIU	The Nasdaq Stock Market LLC

Common Stock, par value $0.0001 per share	AACI	The Nasdaq Stock Market LLC
Warrants, exercisable for one share of Common Stock for $11.50 per share	AACIW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐
As of March 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates of the registrant was $37,007,228 (based on the closing price of the registrant’s Common Stock on that date as reported on Nasdaq).
At November 28, 2023, there were
8,072,849 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding which includes 13,965 shares of Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 8,058,884 shares of Common Stock trade separately.

Unless otherwise stated in this Annual Report on Form 10-K for the year ended September 30, 2023 (this “Form 10-K”), references to:

•	“Armada,” “we,” “us,” “company” or “our company” are to Armada Acquisition Corp. I, a Delaware corporation;

•	“Armada Team” are to a group of business professionals that collectively own a substantial majority of our sponsor, including, but not limited to, all of the members of our management team;

•	“Common Stock” are to shares of common stock, par value $0.0001 per share, of Armada;

•	“founder shares” are to shares of our Common Stock initially purchased by our sponsor in a private placement prior to our initial public offering;

•	“initial stockholders” are the holders of our founder shares prior to our initial public offering;

•	“management” or our “management team” are to our executive officers and directors;

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

•	our potential ability to obtain additional financing to complete a business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential changes in control of us if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

•	our use of proceeds not held in the trust account (the “Trust Account”); or

•	our financial performance following this offering or following our initial business combination.

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

Rezolve Limited Business Combination Agreement

On December 17, 2021, we announced that we entered into a business combination agreement, dated as of December 17, 2021 with Rezolve Limited, a private limited liability company registered under the laws of England and Wales (“Rezolve”), and Rezolve Merger Sub, Inc., a Delaware corporation (“Rezolve Merger Sub”) and the other parties thereto, which we amended on November 10, 2022 and further amended and restated on June 16, 2023 (such business combination agreement, as amended, the “Business Combination Agreement,” and such business combination, the “Business Combination”).

On November 10, 2022, the Company and Rezolve entered into a First Amendment to the Business Combination Agreement (the “Amendment,”) to among other things, extend the date on which either party to the Business Combination Agreement had the right to terminate the Business Combination Agreement if the Business Combination had not been completed by such date to the later of (i) January 31, 2023 or (ii) fifteen days prior to the last date on which the Company may consummate a Business Combination, and change the structure of the Business Combination such that Cayman NewCo is no longer a party to the Business Combination Agreement or the Business Combination.

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

On August 4, 2023, Armada, Rezolve, Rezolve AI, and Rezolve Merger Sub amended the Amended and Restated Business Combination Agreement to remove the requirement that after giving effect to the transactions contemplated by the Business Combination Agreement, Rezolve shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Business Combination.

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

Thomas (Tad) A. Decker has significant experience in corporate finance, mergers and acquisitions, complex regulatory and legal issues, financial reporting and accounting and controls. He has also served in senior leadership roles in a number of global organizations such as Cozen O’Connor, Asbury Automotive, Inc., Unisource Worldwide, Inc. and Saint-Gobain Corporation. Since 2013, he has been the Vice Chairman of Cozen O’Connor, a law firm with 30 offices and over 775 attorneys. He served as Chief Executive Officer of the firm from 2007 to 2012, and as Managing Partner from May 2000 until 2004. From 2004 until 2007, he served as inaugural Chairman of the Pennsylvania Gaming Control Board following the appointment by Pennsylvania Governor Edward G. Rendell. He served as General Counsel and Executive Vice President for Asbury Automotive, Inc. from 1999 to 2000; General Counsel and Executive Vice President for Unisource Worldwide, Inc. (NYSE: UWW) from 1997 to 1999; and General Counsel, Secretary, Acting CFO and Chief Operating Officer for Saint-Gobain Corporation from 1974 to 1997. He led the corporate merger and acquisition activities during his tenures at Saint-Gobain Corporation and Unisource Worldwide, Inc. Since 2004 and until 2019, he served on the Board of Directors of Actua Corporation (Nasdaq: ACTA), including serving as a member of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. He served as a Director and a member at various times of the Audit Committee and Compensation Committee of Pierce Leahy Corporation (NYSE: PLH) from 1993 to 1999, and has served as a Board member of numerous nonprofit institutions.

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

In determining which potential business combination opportunities to pursue, our management considered a variety of factors in selecting potential business combination targets, including, but not limited to, the potential transaction size and enterprise value for the target relative to the size of our Trust Account; the industry in which the target operates, with a focus on those targets that fit within the acquisition criteria set forth in its final prospectus for our initial public offering in the digital, on-line or mobile payment solutions, processing and gateway services sectors, and/or with point- of-sale technologies, consumer marketing platforms, and e-commerce and loyalty solutions; and the public company readiness of the potential business combination targets, including the experience and composition of the management teams of the potential business combination targets.

Acquisition / Investment Criteria

As discussed in our final prospectus, we identified the following general criteria that we believed were important in evaluating prospective target businesses. We used these criteria in evaluating our prospective Business Combination with Rezolve; however, no individual criterion was entirely determinative of our decision to pursue the prospective Business Combination with Rezolve:

•	Is fundamentally sound and can unlock and enhance stockholder value through a combination with us, thereby offering attractive risk- adjusted returns for our stockholders;

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

Our Acquisition Process

In evaluating a prospective target business, we conducted a thorough due diligence that encompassed, among other things, meetings with incumbent management and employees, document reviews, as well as a review of financial and other information made available to us. We utilized our operational and capital allocation experience. While we were not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, we elected not to do so.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. On December 17, 2021, we announced that we entered into the Business Combination Agreement. On November 14, 2022, we announced that we entered into the Amendment and on June 16, 2023, we entered into the Amended and Restated Business Combination Agreement. On August 4, 2023, we entered into an amendment to the Amended and Restated Business Combination Agreement. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

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

Liquidation if No Business Combination

Following the exercise by the Company on November 10, 2022 of the extension of the deadline for the Company to complete an initial business combination under our second amended and restated certificate of incorporation (the “Charter”), we had until February 17, 2023 (or 18 months following the IPO) to consummate a Business Combination (the “Combination Period”). On February 2, 2023, the stockholders approved an amendment to the Charter to extend the Combination Period until August 17, 2023, and on August 2, 2023, the stockholders approved a further amendment to our Charter to extend the Combination Period until no later than February 17, 2024. On August 8, 2023, the Company deposited $70,900 into the Trust Account thereby extending the Combination Period until September 17, 2023, and on each of September 12, 2023, October 11, 2023 and November 9, 2023, the Company deposited $70,900 into the Trust Account, thereby extending the Combination Period by an additional three months or until December 17, 2023. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by December 17, 2023 (or February 17, 2024 if all additional monthly extensions are exercised), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the Combination Period, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after December 17, 2023 (or February 17, 2024 if all additional monthly extensions are exercised), unless we seek to further extend the deadline by which we may consummate our initial business combination. If we elect to liquidate, we anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the Trust Account with respect to such shares. There will be no distribution from the Trust Account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and has contractually agreed not to seek repayment for such expenses.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after December 17, 2023 (or February 17, 2024 if all additional monthly extension are exercised), unless we further extend the period of time to consummate a business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to this offering that will apply to us until the consummation of our initial business combination. On February 2, 2023, the stockholders approved an amendment to our certificate of incorporation to extend the date by which we must consummate a business combination until August 17, 2023, and on August 2, 2023, the stockholders approved a further amendment to our certificate of incorporation to extend the Combination Period until no later than December 17, 2023 (or February 17, 2024 if all additional monthly extensions are exercised).

If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by February 17, 2024, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

•	we will consummate our initial business combination if we seek stockholder approval only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•

if our initial business combination is not consummated by December 17, 2023 (or February 17, 2024 if all additional monthly extensions are exercised) then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

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

We may be required to have our internal control procedures audited for the fiscal year ending September 30, 2023 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in this Form 10-K. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Form 10-K.

•

Our public stockholders may be forced to wait until after December 17, 2023 (or February 17, 2024 if all additional monthly extensions are exercised) before receiving distributions from the Trust Account if we are unable to consummate a business combination.

•	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

•

We may be unable to complete a business combination if our working capital is insufficient to allow us to operate through at least December 17, 2023 (or February 17, 2024 if all additional monthly extensions are exercised).

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

•	The representative in our initial public offering may have a conflict of interest in rendering services to us in connection with our initial business combination.
•	We anticipate that we will only be able to complete one business combination and will be solely dependent on a single business.

•	The redemption rights of our stockholders may not allow us to effectuate the most desirable business combination or optimize our capital structure.

•	Each public stockholder will have the option to vote in favor of a proposed business combination and still seek redemption of his, her or its shares.

•	Our board of directors may exercise discretion in agreeing to changes or waivers in the terms of the business combination, which may result in a conflict of interest.

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

Risks Relating to our Search For, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than December 17, 2023 (or February 17, 2024 if all additional monthly extensions are exercised) before receiving distributions from the Trust Account.

We have until December 17, 2023 (or until February 17, 2024 if all additional monthly extensions are exercised) to consummate a business combination (unless we further extend the period of time to consummate a business combination). We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to redeem or sell their shares to us. Only after the expiration of this full time period, which we may seek to extend further in accordance with our Charter, will public security holders be entitled to distributions from the Trust Account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described elsewhere in this Form 10-K. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Form 10-K would not be applicable and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Form 10-K although we have no current intention to do so. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to redeem their shares or sell them to us in a tender offer in connection with any proposed business combination as described in this Form 10-K.

If our working capital is insufficient to allow us to operate through at least December 17, 2023 (or February 17, 2024 if all additional monthly extensions are exercised), we may be unable to complete a business combination.

As of September 30, 2023, we had cash outside our Trust Account of $60,284, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination. We believe the funds available to us outside of the Trust Account, together with the funds available from loans from our Sponsor, officers, directors or their affiliates will be sufficient to allow us to operate through December 17, 2023 (or February 17, 2024 if all additional monthly extensions are exercised), unless we further extend the period of time to consummate a business combination; however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the Trust Account and all interest available to us and the proceeds from our working capital loans, we may not have sufficient funds available with which to close an initial business combination. In such event, we would need to borrow additional funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be non-interest bearing and be evidenced by a promissory note and would be paid upon consummation of our initial business combination, without interest.

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

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key- man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

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

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock redeemed to cash (subject to the limitations described elsewhere in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. The ability to seek redemption while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

The exercise by our board of directors of discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in the best interests of our stockholders.

In the period leading up to the closing of the business combination, events may occur that, pursuant to the Business Combination Agreement, would require us to agree to amend the Business Combination Agreement, to consent to certain actions taken by Rezolve, or to waive rights that we are entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Rezolve’s business, a request by Rezolve to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement, or the occurrence of other events that would have a material adverse effect on Rezolve’s business and would entitle us to terminate the Business Combination Agreement. In fact, we announced that we entered into an amendment to the Business Combination Agreement and the subsequent Amended and Restated Combination Agreement. In any such circumstances, it would be at our discretion, acting through our board of directors, to grant its consent or waive those rights. The existence of the financial and personal interests of our officers and directors described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what they may believe is best for us and what we may believe is best for ourselves in determining whether or not to take the requested action.

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

After the business combination, assuming no further redemptions of shares in Armada for cash, our current public stockholders will own approximately 1.315% of Rezolve, our sponsor will own approximately 3.18% of Rezolve and Rezolve’s existing shareholders (including its convertible noteholders) will own approximately 95.39% of Rezolve. The minority position of the former Armada stockholders will give them limited influence over the management and operations of Rezolve following the business combination.

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

As the number of special purpose acquisition companies evaluating targets increases, there may be more competition for us to retain Rezolve as our initial business combination target. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.

In recent years the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, there may be competition for us to retain Rezolve as our initial business combination target.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause Rezolve to demand improved financial terms. This could result in our inability to consummate an initial business combination with Rezolve altogether.

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

The increased cost and decreased availability of directors’ and officers’ liability insurance has added increased transaction expenses to our proposed initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, we anticipate that the post-business combination entity will purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run- off insurance will be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

We have until December 17, 2023 (or until February 17, 2024 if all additional monthly extensions are exercised) to complete an initial business combination (unless we further extend the period of time to consummate a business combination). Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

As a public company, Rezolve will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and Nasdaq rules. The Sarbanes-Oxley Act requires, among other things, that a company maintain effective disclosure controls and procedures (“DCP”) and internal controls over financial reporting (“ICFR”). The management team’s limited experience operating a public company may result in operational inefficiencies or errors, or a failure to improve or maintain effective ICFR and DCP necessary to ensure timely and accurate reporting of operational and financial results. To date, Rezolve’s management team has not had to conduct a review of its DCP and ICFR for the purposes of such reporting requirements, and Rezolve’s management team will need to devote a substantial amount of time to these compliance initiatives and may need to add personnel in areas such as accounting, financial reporting, investor relations and legal in connection with operations as a public company. Ensuring that Rezolve has adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be reevaluated frequently. Rezolve’s compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention.

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

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote, in particular because our initial shareholders will own a higher interest in us than most other similarly structured blank check companies.

Upon consummation of our initial public offering, our initial stockholders owned approximately 28% of our issued and outstanding shares of common stock (assuming they and the anchor investors did not purchase any units in our initial public offering). On February 2, 2023, the Company held an annual meeting of its stockholders and approved an amendment to the Charter to extend the date by which the Company has to consummate a business combination. In connection with the annual meeting, the holders of 11,491,148 shares of common stock elected to redeem their shares. On August 2, 2023, the Company held a special meeting for its stockholder to amend its Charter to extend the date by which the Company has to consummate an initial public offering. In connection with the vote, the holders of 1,145,503 public shares of Common Stock of the Company exercised their right to redeem their shares. Accordingly, the shares owned by our initial shareholders upon the consummation of our initial public offering represent approximately 70.7% of our issued and outstanding shares of common stock. Consequently, the holders of these shares may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Charter.

Other than the anchor investors, none of our sponsor, officers, directors, or their affiliates has indicated any intention to purchase units in our initial public offering or any units or shares of common stock in the open market or in private transactions. However, our sponsor, officers, directors, or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before this offering as well as any shares of common stock acquired by them in this offering or in the aftermarket in favor of such proposed business combination. As a result, in addition to founder shares and private shares (assuming all of these shares are voted in favor of the transaction and that none of the sponsor and our officers or directors purchase any public shares in the offering or the aftermarket), we would not need any public shares to be voted in favor of the transaction in order to have such transaction approved (assuming all outstanding shares are voted), or we would not need any public shares to be voted in favor of the transaction (assuming shares representing only a quorum are voted), and that the sponsor and our officers or directors do not purchase any public shares in the offering or the aftermarket). In addition, in the event that our anchor investors vote their public shares that they purchased in our initial public offering in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing of our initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election at each annual meeting and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

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

Our anchor investors have purchased approximately 99% of the units in our initial public offering. The post-offering trading volume, volatility and liquidity of our securities may be reduced relative to what they would have been had the units been more widely offered and sold to other public investors. As a result, we may not be able to meet Nasdaq’s continued listing standards. See “Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

So long as our anchor investors hold a substantial portion of the units purchased, our sponsor and the anchor investors would collectively have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, in the event that the anchor investors continue to hold the shares included in the units and vote such shares in favor of our initial business combination, we would not need any additional public shares sold in this offering to be voted in favor of our initial business combination to have our initial business combination approved. Moreover, although the anchor investors are not contractually obligated to vote in favor of our business combination, their interest in our founder shares may provide an incentive for them to do so. This potential concentration of influence could be disadvantageous to other public stockholders, who may have interests that are different from those of our sponsor and the anchor investors. In addition, this potential significant concentration of stock ownership may adversely affect the trading price of our common stock, because investors often perceive disadvantages in owning stock in companies with concentrated ownership and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

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

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. Because we are a Delaware corporation and our securities trade on The Nasdaq Stock Market LLC, we believe we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock effectuated after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. During February 2023, holders of 11,491,148 shares of Common Stock elected to redeem their shares in connection with the extension proposal. As a result, $117,079,879 was removed from the Trust Account to pay such holders. During August 2023, holders of 1,145,503 shares of Common Stock elected to redeem their shares in connection with the second extension proposal. As a result, $12,095,215 was removed from the Trust Account to pay such holders. Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has determined that $1,291,751 is required to be recorded as a liability on our balance sheet as of September 30, 2023 for the Excise Tax. This liability will be reevaluated and remeasured at the end of each quarterly period. Further, the Company has agreed that any such Excise Taxes shall not be paid from the interest earned on the funds held in the Trust Account. We anticipate that the Excise Taxes will be paid with funds from the financings anticipated to be put in place at the time of the closing of the Business Combination; although, there are no assurances that such financing will be obtained or, if obtained, will be sufficient to satisfy the full amount of the obligation, in which case, the Company will need to obtain an agreement to assume such liabilities from its business combination target or obtain additional financing from the sponsor or other sources.

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

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this Form 10-K) that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per- share distribution from the Trust Account may be less than $10.00, plus interest, due to such claims.

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

We have until December 17, 2023 (or until February 17, 2024 if all additional monthly extensions are exercised) to consummate a business combination (unless we further extend the period of time to consummate a business combination). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our Charter authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our initial public offering and the purchase of the private shares, there were 71,790,500 authorized but unissued shares of common stock available for issuance after appropriate reservation for the issuance of the shares underlying the public warrants. Immediately after the consummation of our initial public offering, there were no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this Form 10-K, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share redemption amount in the Trust Account. The issuance of additional shares of common stock or preferred stock:

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

As of September 30, 2023, we had cash in our operating account of $60,284 and a working capital deficit of approximately $8.5 million (excluding income tax payable and franchise tax payable). Further, we expect to incur significant costs in pursuit of financing plans and our initial business combination. Management’s plans to address this need for capital are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the Trust Account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on August 10, 2023 we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive less interest on the funds held in the Trust Account, which would likely reduce the dollar amount our public stockholders will receive upon any redemption or liquidation of the Company.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, if we cease to qualify as a smaller reporting company, will require that we have such system of internal controls audited beginning with our next Form 10-K on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per for our securities as reported on Nasdaq for the period from October 1, 2022 through September 30, 2023.

	Units		Common Stock		Warrants
	(AACIU)		(AACI)		(AACIW)
	High	Low	High	Low	High	Low
Year ended September 30, 2023:
Quarter ended December 31, 2022	$10.12	$9.95	$10.18	$9.90	$0.150	$.012
Quarter ended March 31, 2023	$10.82	$9.95	$12.20	$8.56	$0.414	$.015
Quarter ended June 30, 2023	$10.68	$10.00	$10.50	$10.09	$0.135	$.015
Quarter ended September 30, 2023	$11.55	$10.30	$10.79	$10.39	$0.110	$.036

(b) Holders

At November 28, 2023, there were 1 holder of record of our Units, 8 holders of record of our separately traded common stock, and 1 holder of record of our separately traded Warrants.

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

On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs and was evidenced by two promissory notes. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $4,300 and $44,246 on behalf of the Sponsor for tax services in fiscal years 2023 and 2022, respectively. These amounts were applied against the balance owing to the Sponsor under the remaining promissory note. As of September 30, 2023 and 2022, the net amount outstanding under the promissory note was $247,454 and $251,754, respectively. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On November 10, 2022 the Sponsor loaned the Company $1,500,000 in order to cover the additional contribution to the Trust Account required in connection with the exercise by the Company of the extension of the Combination Period until February 17, 2023, and $450,000 to fund its working capital needs. These loans were evidenced by two promissory notes from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

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

In connection with the approval of the Second Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $425,402 (the “Extension Note”) to the Sponsor. The Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that Armada does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, in the event that Armada does not consummate a Business Combination, the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into common stock of the Company at a price of $10.00 per share, which shares will be identical to the private placement shares issued to Armada Sponsor LLC at the time of the initial public offering of the Company. As of November 28, 2023, there was $283,601 outstanding under the Extension Note. The proceeds of the Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $70,900 to be deposited into the Trust Account within five business days following approval of the Charter Amendment by the Company’s stockholders, and up to $354,502 in five equal installments to be deposited into the Trust Account for each of the five one-month extensions.

On August 4, 2023, the Company, Rezolve, Rezolve AI, and Rezolve Merger Sub amended the Business Combination Agreement to remove the requirement that after giving effect to the transactions contemplated by the Business Combination Agreement, Rezolve shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Business Combination.

On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023.

On August 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $20,840 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On September 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $79,099 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On September 12, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to October 17, 2023.

The aggregate balance outstanding under all promissory notes from the Company to the Sponsor, including the Extension Note, was $2,564,439 and $251,754 as of September 30, 2023 and 2022, respectively.

On October 11, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to November 17, 2023.

On October 10, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $59,099 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On November 9, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to December 17, 2023.

On November 20, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $12,510 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

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

As a result of the Business Combination (i) the shareholders of Rezolve will receive a number of Cayman NewCo ordinary shares equal to (A) the quotient obtained by dividing (x) $1,750,000,000 by (y) $10.00 minus (B) the Outstanding Warrant Number (as defined in the Business Combination Agreement) and minus (C) the Acquisition Shares (as defined in the Business Combination Agreement) (to the extent such Acquisition Shares are not already issued on or prior to the Company Reorganization Date), and (ii) the combined company will pay or cause to be paid all of the transaction expenses. As described below, in June 2023 the Business Combination Agreement was amended and restated, and the $1.75 billion number referred to in the prior sentence was changed to $1.60 billion.

The consummation of the Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including the completion of the Company Reorganization, the requisite approvals of our stockholders and Rezolve’s shareholders and regulatory approvals.

In connection with the execution of the Business Combination Agreement, we and Cayman NewCo entered into certain subscription agreements, each dated December 17, 2021 (the “Subscription Agreements”), with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 2,050,000 Ordinary Shares (the “PIPE Shares”) of Cayman NewCo (together, the “Subscriptions”), for a purchase price of $10.00 per share, for an aggregate purchase price of $20.5 million to be issued substantially concurrently with the consummation of the Business Combination. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions. The Subscription Agreements terminated once the transactions contemplated by the Business Combination Agreement were not consummated on or prior to August 31, 2022.

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

Incentive Plan

Under the Amendment, the Company and Rezolve agreed and acknowledged that following September 30, 2023, the Rezolve Board has the right to increase the number of Rezolve shares under the Rezolve Incentive Plan by up to 5% per annum for each calendar year commencing in and including 2023, subject to appropriate shareholder approval as required by applicable law or the NASDAQ rules and regulations.

Articles of Association

Pursuant to the Amendment, Armada and Rezolve agreed upon the form of the articles of association of Rezolve to be adopted and become effective upon closing of the Business Combination.

Amended and Restated Business Combination Agreement

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

Concurrently with the execution and delivery of the Amended and Restated Business Combination Agreement, the Company and the Key Company Shareholders (as defined in the Amended and Restated Business Combination Agreement) have entered into the Transaction Support Agreement, pursuant to which, among other things, the Key Company Shareholders have agreed to (a) vote in favor of the Company Reorganization (b) vote in favor of the Amended and Restated Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into the Investor Rights Agreement (as defined in the Amended and Restated Business Combination Agreement) at Closing and (d) the termination of certain agreements effective as of Closing.

On August 4, 2023, the Company, Rezolve, Rezolve AI, and Rezolve Merger Sub amended the Business Combination Agreement to remove the requirement that after giving effect to the transactions contemplated by the Business Combination Agreement, Rezolve shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Business Combination.

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

Results of Operations

For the year ended September 30, 2023, we had a net loss of $320,150, which consisted of formation and operating costs of $2,570,872, stock-based compensation of $218,254, and income tax provision of $615,284, partially offset by trust interest income of $3,084,260.

For the year ended September 30, 2022, we had a net loss of $3,622,794, which consisted of formation and operating costs of $4,391,263, stock-based compensation of $111,852, and income tax provision of $145,621, partially offset by trust interest income of $1,025,942.

Following the exercise by the Company on November 10, 2022 of the extension of the deadline for us to complete an initial business combination under our second amended and restated certificate of incorporation, we had until February 17, 2023 (or 18 months following the IPO) to consummate a Business Combination. On February 2, 2023, the stockholders approved an amendment to our certificate of incorporation to extend the Combination Period until August 17, 2023, and on August 2, 2023, the stockholders approved a further amendment to our certificate of incorporation to extend the Combination Period until no later than February 17, 2024. On August 8, 2023, the Company deposited $70,900 into the Trust Account thereby extending the Combination Period until September 17, 2023, and on each of September 8, 2023, October 11, 2023, and November 9, 2023 the Company deposited $70,900 into the Trust Account thereby extending the Combination Period for a additional three months or until December 17, 2023. However, if we are unable to complete the initial Business Combination within the Combination Period (unless such period is further extended pursuant to the approval of our stockholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of September 30, 2023 the Trust Account has released $130,246,958 to the Company to pay tax obligations and for redemptions, including $129,175,094 for redemptions and $1,071,864 for tax obligations.

We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For each of the two fiscal years ended September 30, 2023 and 2022, the Company paid $120,000 under this agreement.

Liquidity and Going Concern

As of September 30, 2023, we had cash outside our Trust Account of $60,284, available for working capital needs. The amount of $25,324,028 as of September 30, 2023, held in the Trust Account is generally unavailable for our use, prior to an initial business combination.

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

On May 9, 2022, the Sponsor loaned us the aggregate amount of $483,034 in order to assist us to fund our working capital needs. The loan was evidenced by two promissory notes. During July 2022, we fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to us for the payment of Delaware franchise taxes. We utilized the interest earned on the Trust Account to repay the promissory note, $120,000 of which was distributed to us from the Trust Account during June 2022, and $62,069 of which was distributed to us from the Trust Account during July 2022. We also paid $4,300 and $44,246 on behalf of the Sponsor for tax services in fiscal years 2023 and 2022, respectively. These amounts were applied against the balance owing to the Sponsor under the remaining promissory note. As of September 30, 2023 and 2022, the net amount outstanding under the promissory note was $247,454 and $251,754, respectively. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On November 10, 2022 our Sponsor loaned us $1,500,000 in order to cover the additional contribution to the Trust Account required in connection with the exercise by us of the extension of our deadline to complete our Initial Business Combination until February 17, 2023 (which deadline has been subsequently further extended), and $450,000 for our working capital needs. These loans were evidenced by two promissory notes from us, as maker, to our Sponsor, as payee. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which we consummate an acquisition, merger or other business combination transaction involving us or our affiliates. The principal balance may be prepaid at any time.

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

On August 2, 2023, the Company issued a promissory note to the Sponsor in the amount of up to $425,402 under the Extension Note. The Extension Note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to $425,402 of the total principal amount of the Extension Note into common stock of the Company at a price of $10.00 per share. The Common Stock shall be identical to the private placement shares issued to Armada Sponsor, LLC at the time of the Company’s IPO. As of September 30, 2023, $141,800 was drawn and outstanding under the Extension Note.

On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023.

On August 9, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $20,840 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On September 12, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to October 17, 2023.

On September 10, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $79,099 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

The aggregate balance outstanding under all promissory notes from the Company to the Sponsor, including the Extension Note, was $2,564,439 and $251,754 as of September 30, 2023 and 2022, respectively.

We had investment held in the Trust Account of $25,324,028 and $150,844,925 as of September 30, 2023 and 2022, respectively. The investment in the Trust Account was held in an interest bearing demand deposit account as of September 30, 2023, and U.S. Treasury Bills with a maturity of 185 days or less as of September 30, 2022. Interest income on the balance in the Trust Account may be used by us to pay taxes.

As of September 30, 2023, the Trust Account has released $130,246,958 to the Company to pay tax obligations and for redemptions. In connection with the Extension approved by our stockholders on February 2, 2023, the holders of 11,491,148 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $10.19. As a result, $117,079,879 was removed from the Company’s Trust Account to pay such holders. During August 2023, holders of 1,145,503 shares of Common Stock elected to redeem their shares in connection with the Second Amendment Extension Proposal. As a result, $12,095,215, or approximately $10.56 per share, was removed from the Company’s Trust Account to pay such holders.

For the year ended September 30, 2023, cash used in operating activities was $1,860,042. Net loss of $320,150 was impacted primarily by changes in operating assets and liabilities of $1,326,114, stock-based compensation of $218,254, partially offset by trust interest income of $3,084,260.

For the year ended September 30, 2022, cash used in operating activities was $913,835. Net loss of $3,622,794 was impacted primarily by changes in operating assets and liabilities of $3,623,049, stock-based compensation of $111,852, partially offset by trust interest income of $1,025,942.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our 2023 annual franchise tax obligations to be $127,600, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 Delaware franchise tax amounted to $182,069 and our 2022 Delaware franchise tax exclusive of interest and penalty amounted to $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Trust Account has released $1,071,864 and $182,069 as of September 30, 2023 and 2022, respectively, to the Company to pay its income and franchise tax obligations.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, continue to loan us funds as may be required. If we complete a business combination, we would repay the loans to the extent funds are available. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans. Such loans would be evidenced by promissory notes and would be repaid upon consummation of a business combination, without interest. There was a balance due to the Sponsor of $2,564,439 and $251,754 under the loans (including the Extension Note) as of September 30, 2023 and 2022, respectively.

However, if our estimates of the operating costs are less than the actual amount necessary to do so, or our Sponsor ceases to loan us sufficient funds, we may have insufficient funds available to operate our business prior to our business combination. Under the original Business Combination Agreement, either we or Rezolve could have terminated the Business Combination Agreement if the aggregate transaction proceeds (excluding certain amounts invested by the investors specified in the Business Combination Agreement) provided or committed to be provided was not more than $50 million. The Amendment entered into in November 2022 eliminated this provision in its entirety. If we are unable to complete a business combination (including the Business Combination) because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that we have and will continue to incur significant costs in pursuit of acquisition plans which, in addition to possibility that we might not be able to a close business combination and be forced to liquidate after February 17, 2024 raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might be necessary if we are unable to continue as a going concern.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

Financial Advisory Fees

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to one (1.0) percent of the aggregate proceeds of the IPO, or $1,500,000, upon closing of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. On August 18, 2021, we paid to CCM an aggregate of $1,500,000. CCM is engaged to represent our interests only. We have engaged CCM as a capital markets advisor in connection with the initial Business Combination for which it will earn an advisory fee of $3,000,000 payable only upon closing of the Business Combination. The Company also engaged CCM as a financial advisor in connection with the initial Business Combination for which it will earn an advisory fee of $8,750,000 payable only upon closing of the Business Combination.

We have engaged D.A. Davidson & Co. as a financial advisor and investment banker in connection with the initial Business Combination for which it will earn an advisory fee of $600,000, payable only upon closing of the Business Combination.

We have engaged Craig Hallum Capital Group LLC as a financial advisor in connection with the initial Business Combination for which it will earn an advisory fee of $500,000, payable only upon closing of the Business Combination.

We had engaged ICR LLC (“ICR”) to provide investor relations services in connection with the initial Business Combination for which ICR was entitled to a monthly fee of $10,400 for the period from November 2021 through December 2022 when the contract with ICR was terminated. A total of $145,600 is recorded by the Company and is due and payable to ICR upon either the termination of or the closing of the initial Business Combination. Under the contract, an additional $145,600 would be due and payable to ICR only upon the closing of the initial Business Combination.

We have engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from June 21, 2023 through June 20, 2024 with a monthly fee of $8,000 which will increase to $12,000 upon the closing of the initial Business Combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon completion of initial Business Combination, Bishop would be entitled to a success fee of $100,000 payable only upon closing of the initial Business Combination.

Business Combination Marketing Agreement

We engaged Northland Securities, Inc., the representative of the underwriter, as an advisor in connection with Business Combination to assist in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the initial Business Combination and assist us with press releases and public filings in connection with the Business Combination. We will pay the representative a cash fee for such services only upon the consummation of the initial Business Combination in an amount equal to 2.25% of the gross proceeds of the IPO, or $3,375,000. We will also pay the representative a separate capital market advisory fee of $2,500,000 only upon completion of the initial Business Combination. Additionally, we will pay the representative a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if the representative introduces us to the target business with which the Company completes a Business Combination. On February 8, 2021, Northland purchased 87,500 shares of common stock at an average purchase price of approximately $0.0001 per share. On May 29, 2021, Northland returned these 87,500 shares of common stock to the Company, for no consideration, which were subsequently cancelled.

We also will pay to the representative only upon the closing of the initial Business Combination, $1,030,000 due under two separate engagement letters in connection with fairness opinions delivered to our Board of Directors. An aggregate of $120,000 has already been paid under these engagement letters and expensed in the Company’s statement of operations for the fiscal year ended September 30, 2022.

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

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the IPO, as well as the holders of the representative shares, Private Shares and any shares the Sponsor may receive in payment of the Extension Note, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities (other than the holders of the representative shares) are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Shares and shares issued to the Sponsor in payment of the Extension Note can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data
ARMADA ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Armada Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Armada Acquisition Corp. I (the “Company”) as of September 30, 2023 and 2022, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant costs and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, the Company’s business plan is dependent on the completion of a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
East Hanover
, NJ
December
 4
, 2023

ARMADA ACQUISITION CORP. I
BALANCE SHEETS

	September 30, 2023	September 30, 2022
Assets
Cash	$60,284	$177,578
Prepaid expenses	33,605	61,942

Total current assets	93,889	239,520
Investments held in Trust Account	25,324,028	150,844,925

Total Assets	$25,417,917	$151,084,445

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,708,050	$3,137,535
Franchise tax payable	12,100	150,000
Income tax payable	10,783	145,621
Promissory Notes-Related Party	2,564,439	251,754
Excise tax payable	1,291,751	—

Total current liabilities	8,587,123	3,684,910
Commitments and Contingencies (Note 4)
Common stock subject to possible redemption, 2,363,349 and 15,000,000 shares at redemption value of approximately $10.71 and $10.04 per share at September 30, 2023 and 2022, respectively	25,316,806	150,548,862
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,709,500 shares issued and outstanding (excluding 2,363,349 and 15,000,000 shares subject to possible redemption) at September 30, 2023 and 2022, respectively	570	570
Additional paid-in capital	—	941,796
Accumulated deficit	(8,486,582)	(4,091,693)

Total Stockholders’ Deficit	(8,486,012)	(3,149,327)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$25,417,917	$151,084,445

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2023	2022
Formation and operating costs	$2,570,872	$4,391,263
Stock-based compensation	218,254	111,852

Loss from operations	(2,789,126)	(4,503,115)
Other income
Trust interest income	3,084,260	1,025,942

Total other income	3,084,260	1,025,942
Income (loss) before income tax provision	295,134	(3,477,173)
Income tax provision	(615,284)	(145,621)

Net loss	$(320,150)	$(3,622,794)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	7,259,013	15,000,000

Basic and diluted net loss per share	$(0.02)	$(0.17)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,709,500	5,709,500

Basic and diluted net loss per share	$(0.02)	$(0.17)

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2021	6,834,500	$683	$1,378,693	$(468,899)	$910,477
Forfeiture of founder shares	(1,125,000)	(113)	113	—	—
Stock-based compensation	—	—	111,852	—	111,852
Subsequent remeasurement of common stock subject to possible redemption	—	—	(548,862)	—	(548,862)
Net loss	—	—	—	(3,622,794)	(3,622,794)
Balance as of September 30, 2022	5,709,500	$570	$941,796	$(4,091,693)	$(3,149,327)

Capital contribution made by Sponsor related to the stockholder non-redemption agreements	—	—	1,102,909	—	1,102,909
Cost of raising capital related to the stockholder non-redemption agreements	—	—	(1,102,909)	—	(1,102,909)
Excise tax on redemptions	—	—	(1,160,050)	(131,701)	(1,291,751)
Stock-based compensation	—	—	218,254	—	218,254
Subsequent remeasurement of common stock subject to possible redemption	—	—	—	(3,943,038)	(3,943,038)
Net loss	—	—	—	(320,150)	(320,150)

Balance as of September 30, 2023	5,709,500	$570	$—	$(8,486,582)	$(8,486,012)

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(320,150)	$(3,622,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,084,260)	(1,025,942)
Stock-based compensation	218,254	111,852
Changes in current assets and liabilities:
Prepaid expenses	28,337	398,920
Accounts payable	1,570,515	2,954,179
Franchise tax payable	(137,900)	124,329
Income tax payable	(134,838)	145,621

Net cash used in operating activities	(1,860,042)	(913,835)

Cash Flows from Investing Activities:
Withdrawals from Trust Account for redemptions of common stock	129,175,094	—
Withdrawals from Trust Account to pay for taxes	1,071,864	182,069
Extension deposits in Trust Account	(1,641,801)	—

Net cash provided by investing activities	128,605,157	182,069

Cash Flows from Financing Activities:
Proceeds from issuance of Promissory Notes to Related Party	2,316,985	483,034
Repayment of Promissory Notes to Related Party	(4,300)	(231,280)
Redemptions of common stock	(129,175,094)	—

Net cash provided by (used in) financing activities	(126,862,409)	251,754

Net change in cash	(117,294)	(480,012)
Cash, beginning of the period	177,578	657,590

Cash, end of the period	$60,284	$177,578

Supplemental disclosure of noncash investing and financing activities
Remeasurement of common stock subject to possible redemption	$3,943,038	$548,862

Excise tax on redemptions	$1,291,751	$—

The accompanying notes are an integral part of these financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
Note–1 - Organization, Business Operations and Going Concern

Armada Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Delaware corporation on November 5, 2020
. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). As more fully described in this Note 1, on December 17, 2021 the Company entered into a business combination agreement with a target business which was amended and restated on June 16, 2023. The Company concentrated its efforts in identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
The Company’s sponsor is Armada Sponsor LLC (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on August 12, 2021 (the “Effective Date”). On August 17, 2021, the Company commenced the IPO of 15,000,000 units at $10.00 per unit (the “Units”).
Simultaneously with the consummation of the IPO, the Company consummated the private placement of 459,500 shares of common stock (“Private Shares”) at a price of $
10.00 per share for an aggregate purchase price of $4,595,000.
Transaction costs amounted to $3,537,515
,
consisting of $1,500,000 of underwriting commissions, and $2,037,515 of other offering costs.
Following the closing of the IPO, a total of $
150,000,000 ($10.00
 per Unit) was held in the Trust Account (“Trust Account”). The funds held in the Trust Account are required to be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of
185
 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on August 10, 2023 we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of a Business Combination or our liquidation.
Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay tax obligations and up to $100,000 to pay dissolution expenses, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of
100
% of the outstanding public shares if it has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. The Trust Account has released $
130,246,958
and $
182,069
as of September 30, 2023 and 2022, respectively, to the Company to pay its income and franchise tax obligations and in connection with redemption
s
.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80
% of the value of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.
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

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $
5,000,001
 upon such consummation of a Business Combination (unless the proposal amending the Company charter to remove the net tangible assets requirement in connection with the Business Combination is approved and implemented at the special meeting approving the Business Combination) and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company had until
February 17, 2023 (or 18
 months following the IPO) to consummate a Business Combination (the “Combination Period”). As further described in Note 1, on February 2, 2023, the stockholders approved an amendment to our certificate of incorporation to extend the Combination Period until
August 17, 2023
, and on August 2, 2023, the stockholders approved a further amendment to our certificate of incorporation to extend the Combination Period for six monthly periods or until no later than
February 17, 2024.
On August 8, 2023, the Company deposited $
70,900
 into the Trust Account thereby extending the Combination Period until September 17, 2023, and on each of September 8, 2023, October 11, 2023 and November 9, 2023, the Company deposited $
70,900
 into the Trust Account thereby extending the Combination Period for three additional months or until December 17, 2023. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem
100
% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $
100,000
 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The agreement to be entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity, which has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so.
On December 17, 2021, the Company entered into a business combination agreement as amended on November 10, 2022, June 16, 2023, and August 4, 2023 with Rezolve Limited, a private limited company incorporated under the laws of England and Wales (“Rezolve”), Rezolve Group Limited, a Cayman Islands exempted company (“Cayman NewCo”), and Rezolve Merger Sub, Inc., (“Rezolve Merger Sub”) (such business combination agreement, the “Business Combination Agreement,” and such business combination, the “Business Combination”).
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
On February 2, 2023, the Company held its Annual Meeting. At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Charter to extend the date by which the Company must consummate a Business Combination or, if it fails to do so, cease its operations and redeem or repurchase
100
% of the shares of the Company’s common stock issued in the Company’s IPO, from February 17, 2023 for up to six additional months at the election of the Company, ultimately until as late as August 17, 2023 (the “Extension”). In connection with the Extension, the holders of
11,491,148
 shares of Common Stock elected to redeem their shares at a per share redemption price of approximately $
10.19. As a result, $117,079,879 was removed from the Company’s Trust Account to pay such holders.

On June 16, 2023, the Company, Rezolve, Rezolve AI Limited, a private limited liability company incorporated under the laws of England and Wales (“Rezolve AI”) and Rezolve Merger Sub amended and restated the Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) by way of a Deed of Release, Amendment and Restatement to, among other things, amend (a) the enterprise value of Rezolve by which the aggregate stock consideration is calculated to $
1.60
 billion, and (b) provide for (i) a pre-Closing demerger (the “Pre-Closing Demerger”) of Rezolve pursuant to UK legislation under which (x) part of Rezolve’s business and assets (being all of its business and assets except for certain shares in Rezolve Information Technology (Shanghai) Co Ltd and its wholly owned subsidiary Nine Stone (Shanghai) Ltd and Rezolve Information Technology (Shanghai) Co Ltd Beijing Branch and certain other excluded assets) are to be transferred to Rezolve AI in exchange for the issue by Rezolve AI of shares of the same classes of capital stock as in Rezolve for distribution among the original shareholders of Rezolve in proportion to their holdings of shares of each class of capital stock in Rezolve as at immediately prior to the Pre-Closing Demerger, (y) Rezolve AI will be assigned, assume and/or reissue the secured convertible notes currently issued by Rezolve pursuant to the Loan Agreements (as defined in the Amended and Restated Business Combination Agreement) and (z) Rezolve will then be wound up, and (ii) the merger of the Company with and into Rezolve Merger Sub, with the Company continuing as the surviving entity (the “Merger”) such that after completion of the Pre-Closing Demerger and Merger, the Company will become a wholly owned subsidiary of Rezolve AI.

Concurrently with the execution and delivery of the Amended and Restated Business Combination Agreement, the Company and the Key Company Shareholders (as defined in the Amended and Restated Business Combination Agreement) have entered into the Transaction Support Agreement, pursuant to which, among other things, the Key Company Shareholders have agreed to (a) vote in favor of the Company Reorganization (b) vote in favor of the Amended and Restated Business Combination Agreement and the agreements contemplated thereby and the transactions contemplated thereby, (c) enter into the Investor Rights Agreement (as defined in the Amended and Restated Business Combination Agreement) at Closing and (d) the termination of certain agreements effective as of Closing.
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
In connection with the approval of the Second Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $425,402 (the “Extension Note”) to the Sponsor. The Extension Note does no
t bear interest and matures upon closing of the Business Combination. In the event that Armada does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $
70,900 to be deposited into the Trust Account within five business days following approval of the Charter Amendment by the Company’s stockholders, and up to $354,502 in five equal installments to be deposited into the Trust Account for each of the five one-month extensions. On August 8, 2023, the Company borrowed $
70,900
 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023, and on September 8, 2023, October 11, 2023 and November 9, 2023 the Company borrowed $
70,900

under the Extension Note on each such date and deposited the funds into the Trust Account thereby extending the Combination Period for three additional months or until December 17, 2023.
On August 4, 2023, the Comapny, Rezolve, Rezolve AI, and Rezolve Merger Sub amended the Business Combination Agreement to remove the requirement that after giving effect to the transactions contemplated by the Business Combination Agreement, Rezolve shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Business Combination.
Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
As of September 30, 2023, the Company had approximately $60,000 of cash in its bank operating account and a working capital deficiency of approximately $
8.5
 million (excluding income tax payable and franchise tax payable).

Prior to the completion of the IPO, the Company’s liquidity needs have been satisfied through the $36,045 proceeds received from the sale of its founder shares to the Sponsor, the advances of $
230,352
 from the Sponsor to cover the Company’s offering costs in connection with the IPO, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the advances from Sponsor was fully repaid on August 17, 2021.
Following the completion of our IPO, the Sponsor has from time to time provided loans to the Company in order to assist the Company to fund its working capital needs and to provide funds to pay for the extensions of the Combination Period, all as more fully described in Note 3.

The aggregate balance outstanding under all promissory notes, including the Extension Note, was $
2,564,439 and $251,754 as of September 30, 2023 and 2022, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 17, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Risks and Uncertainties
Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities, as well as the war between Israel and Hamas, and the possibility of these conflicts spreading in the surrounding region, the status of debt and equity markets, and protectionist legislation in our target markets. Management has concluded that while it is reasonably possible that any of the foregoing could have a negative effect on the Company’s financial position, results of its operations and/or that of Rezolve’s or any other target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Inflation Reduction Act of 2022
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
As discussed above, during February 2023, holders of 11,491,148 shares of Common Stock elected to redeem their shares in connection with the Extension. As a result, $117,079,879 was removed from the Company’s Trust Account to pay such holders. During August 2023, holders of 1,145,503 shares of Common Stock elected to redeem their shares in connection with the Second Amendment Extension Proposal. As a result, $12,095,215 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations, and has determined that $
1,291,751
 is required to be recorded as a liability on the Company’s balance sheet as of September 30, 2023. This liability will be reevaluated and remeasured at the end of each quarterly period.

Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and with the instructions to Form 10-K and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.
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
Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $60,284 and $177,578 in cash as of September 30, 2023 and 2022, respectively.
Investment
s
Held in Trust Account
As of September 30, 2023 the assets held in the Trust Account were held in an interest bearing demand deposit account. To mitigate the risk that the Company may be deemed an investment company for purposes of the Investment Company Act, on August 10, 2023, the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account until the earlier of consummation of a Business Combination or liquidation. Furthermore, such cash is held in bank accounts which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation
.
As of September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less.
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
A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates. Management had determined that there has not been an impairment of held-to-maturity securities as of September 30, 2022.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when e arned
.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2023 and 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements of ASC340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the IPO. The Company incurred offering costs amounting to $3,537,515 as a result of the IPO consisting of a $1,500,000 underwriting commissions and $2,037,515 of other offering costs.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 15,000,000 shares of common stock as of September 30, 2022, and 2,363,349 shares of common stock as of September 30, 2023 subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital.
At September 30, 2023 and 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Proceeds allocated to Public Warrants	(11,700,000)
Issuance costs related to common stock	(3,261,589)
Remeasurement of carrying value to redemption value	14,961,589
Subsequent remeasurement of carrying value to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account for taxes)	548,862

Common stock subject to possible redemption – September 30, 2022	150,548,862
Redemptions	(129,175,094)
Remeasurement of carrying value to redemption value	3,943,038

Common stock subject to possible redemption – September 30, 2023	$25,316,806
Net Loss Per Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock are excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net loss per common stock because the redemption value approximates fair value.

	For The Year Ended September 30,
	2023		2022
	Common stock subject to redemption	Common stock	Common stock subject to redemption	Common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(179,201)	$(140,949)	$(2,624,009)	$(998,785)
Denominator
Weighted-average shares outstanding	7,259,013	5,709,500	15,000,000	5,709,500
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.17)	$(0.17)

Stock-Based Compensation
The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the statements of operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.
On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. The aforementioned transfer is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The aggregate fair value of these shares was $509,552 at issuance. A total of 100,000 shares vested upon consummation of the Initial Public Offering. The remaining 105,000 shares vest in equal quarterly installments until the second anniversary of the consummation of the Company’s Initial Public Offering, or August 17, 2023. At September 30, 2023, all shares under the June 16, 2021 grant were vested.
On June 26, 2023, the Sponsor allocated 270,000 shares to its three independent directors (90,000 each) and 100,000 shares to an executive officer. The aforementioned transfer is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the transfer date. The aggregate fair value of these shares was $207,200 at the date of the transfer. A total of 190,000 shares vested upon the transfer date. The remaining 180,000 shares will vest as follows: 90,000 upon the 6 month anniversary of the transfer date; and 90,000 upon the one year anniversary of the transfer date; provided that all unvested shares would become vested upon consummation of initial business combination. The Company recognized $106,400 of stock-based compensation related to this grant for the year ended September 30, 2023.
The Company recognized $218,254 and $111,852 of stock-based compensation for the fiscal years ended September 30, 2023, and 2022, respectively.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Note 3 — Related Party Transactions
Founder Shares
On February 3, 2021, the Sponsor paid $
25,000
, approximately $
0.006
per share, to cover certain offering costs in consideration for
4,312,500
shares of common stock, par value $
0.0001
. On June 16, 2021, the Sponsor purchased an additional
700,000
shares of common stock at a purchase price of $
0.006
per share, or an aggregate $
4,070
, and transferred
50,000
shares to its Chief Executive Officer and to its President and
35,000
shares to each of its
three
independent directors. On July 23, 2021, the Sponsor purchased an additional
1,200,000
shares of common stock at a purchase price of $
0.006
per share, or an aggregate $
6,975
, resulting in the Sponsor holding an aggregate of
6,007,500
shares of common stock and the Chief Executive Officer, President and independent directors holding an aggregate of
205,000
shares of common stock (such shares, collectively, the “Founder Shares”). The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On October 1, 2021 the underwriters’ over-allotment option expired unused resulting in
1,125,000
founder shares forfeited to the Company for no consideration.
The Sponsor, officers and directors have agreed not to transfer, assign or sell any Founder Shares held by them until the earliest of (A)
180
 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their public shares for cash, securities or other property (except with respect to permitted transferees). Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor, officers, and directors with respect to any Founder Shares.
Additionally, upon consummation of the IPO, the Sponsor sold membership interests in the Sponsor to
10
anchor investors that purchased
9.9
% of the units sold in the IPO. The Sponsor sold membership interests in the Sponsor entity reflecting an allocation of
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
Representative Common Stock
On February 8, 2021, EarlyBirdCapital, Inc. and Northland Securities, Inc. (“Northland”) purchased
162,500
and
87,500
shares of common stock (“representative shares”), respectively, at an average purchase price of approximately $
0.0001
per share, or an aggregate purchase price of $
25.00
. On May 29, 2021, Northland returned
87,500
shares of common stock to the Company, for no consideration, which were subsequently cancelled.
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
Promissory Notes-to Related Party
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034, which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $
4,300
and $
44,246
on behalf of the Sponsor for tax services in fiscal years 2023 and 2022, respectively. These amounts were applied against the balance owing to the Sponsor under the remaining promissory note. As of September 30, 2023 and 2022, the net amount outstanding under the promissory note was $
247,454
and $
251,754
, respectively.
On November 10, 2022, the Sponsor loaned the Company $
1,500,000
 in order to cover the additional contribution to the Trust Account in connection with the Company’s exercise of the extension of the Combination Period until February 17, 2023, and $
450,000
 to fund its working capital needs. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

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
On August 2, 2023, the Company entered into a promissory note to the Sponsor in the amount of up to $
425,402
. The Extension Note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to $
425,402
 of the total principal amount of this note, in whole or in part at the option of the Sponsor, into common stock of the Company at a price of $
10.00
 per share (the “Common Stock”). The Common Stock shall be identical to the private placement shares issued to the Sponsor at the time of the Company’s IPO.
On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023. On September 12, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to October 17, 2023.
As of September 30, 2023, $141,800 was drawn and outstanding under this note. Management has determined that the conversion feature described above should not be accounted for separately from its host instrument.
On Augus
t 8, 2
023, the Company issued a promissory note to the Sponsor for the aggregate amount of $
20,840
 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount of the promissory note was fully drawn and outstanding as of the date of this report.

On Septembe
r 8, 2
023, the Company issued a promissory note to the Sponsor for the aggregate amount of $
79,099
 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount of the promissory note was fully drawn and outstanding as of the date of this report.
The aggregate balance outstanding under all promissory notes, including the Extension Note, was $
2,564,439
and $
251,754
as of September 30, 2023 and 2022, respectively.

Administrative Service Fee
Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
For the two fiscal years ended September 30, 2023 and 2022, the Company incurred and paid $
120,000
 in administrative service fees.
Note 4 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares issued and outstanding on the date of the IPO, as well as the holders of the representative shares, Private Shares and any shares the Sponsor may receive in payment of the Extension Note, will be entitled to registration rights pursuant to an agreement signed on the effective date of the IPO. The holders of a majority of these securities (other than the holders of the representative shares) are entitled to make up to two demands that the Company registers such securities.
The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Shares and shares issued to the Sponsor in payment of the Extension Note can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Financial Advisory Fee
The Company has engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to one (
1.0
) percent of the aggregate proceeds of the IPO, or $
1,500,000
, upon closing of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. On August 18, 2021, the Company paid to CCM in aggregate of $
1,500,000
. The Company engaged CCM as a capital markets advisor in connection with the initial Business Combination for which it will earn an advisory fee of $
3,000,000
 payable only upon closing of the Business Combination. The Company also engaged CCM as a financial advisor in connection with the initial Business Combination for which it will earn an advisory fee of $
8,750,000
 payable only upon closing of the Business Combination.
The Company has engaged D.A. Davidson & Co. as a financial advisor and investment banker in connection with the initial Business Combination for which it will earn an advisory fee of $
600,000, payable only upon closing of the Business Combination.
The Company has engaged Craig Hallum Capital Group LLC as a financial advisor in connection with the initial Business Combination for which it will earn an advisory fee of $
500,000
, payable only upon closing of the Business Combination.
The Company had engaged ICR LLC (“ICR”) to provide investor relations services in connection with the initial Business Combination for which ICR was entitled to a monthly fee of $10,400 for the period from November 2021 through December 2022 when the contract with ICR was terminated. A total of $145,600 is recorded by the Company and is due and payable to ICR upon either the termination of or the closing of the initial Business Combination. Under the contract, an additional $145,600 would be due and payable to ICR only upon the closing of the initial Business Combination.
The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from June 21, 2023 through June 20, 2024 with a monthly fee of $8,000 which will increase to $12,000 upon the closing of the initial Business Combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon completion of initial Business Combination, Bishop would be entitled to a success fee of $100,000 payable only upon closing of the initial Business Combination.

Business Combination Marketing Agreement
The Company engaged Northland Securities, Inc., the representative of the underwriters, as an advisor in connection with Business Combination to assist in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services only upon the consummation of the initial Business Combination in an amount equal to
2.25
% of the gross proceeds of the IPO, or $
3,375,000. The Company will also pay the representative a separate capital market advisory fee of $2,500,000 only upon the completion of the initial Business Combination. Additionally, the Company will pay the representative a cash fee equal to
1.0% of the total consideration payable in the proposed Business Combination if the representative introduces the Company to the target business with which the Company completes a Business Combination. On February 8, 2021, Northland purchased 87,500 shares of common stock at an average purchase price of approximately $0.0001 per share. On May 29, 2021, Northland returned these 87,500 shares of common stock to the Company, for no consideration, which were subsequently cancelled.
We also will pay to the representative only upon the closing of the initial Business Combination, $
1,030,000 due under two separate engagement letters in connection with fairness opinions delivered to our Board of Directors. An aggregate of $120,000 has already been paid under these engagement letters and expensed in the Company’s statement of operations for the fiscal year ended September 30, 2022.
Non-Redemption Agreements
On January 20, 2023, the Company and its Sponsor entered into ten agreements (the “Non-Redemption Agreements” ) with one or more third parties in exchange for them agreeing not to redeem shares of the Company’s common stock sold in its IP
O in connection with the upcoming A
nnual Meeting at which a proposal to approve an extension of time for the Company to consummate an initial business combination from
February 17, 2023 to August 17, 2023
 had also been submitted to the stockholders. The Non-Redemption Agreements provide for the allocation of up to
75,000
 Founder Shares held by the Sponsor in exchange for such investor and/or investors agreeing to hold and not redeem certain public shares at the Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor. The Company estimated the aggregate fair value of the
713,057
 Founder Shares attributable to the non-redeeming stockholders to be $
1,102,909
 or on average $
1.55
 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital. Pursuant to the Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds held in the Trust Account.
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

Purchasing Agreement
On February 23, 2023, Armada, Rezolve and YA II PN, Ltd., a Cayman Islands exempted limited partnership (“YA”) entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, upon the closing of the Business Combination, Rezolve shall have the right to issue and sell to YA up to $
250 million of the ordinary shares of Rezolve during the 36 month period following the closing of the Business Combination. Rezolve will not be obligated to draw any amount under the Agreement, will control both the timing and amount of all drawdowns, and will issue stock to YA on each drawn down from the facility. Subject to closing of the Business Combination, Rezolve must file and maintain a registration statement, or multiple registration statements, for resale by YA of the shares. If the Business Combination Agreement is terminated, other than in connection with the consummation of the Business Combination, then the Purchase Agreement shall be terminated and of no further effect, without any liability of any party thereunder. Other than making appropriate disclosure of the Purchase Agreement under the Federal securities laws, the Company has no obligations under the Purchase Agreement.
Note 5 — Recurring Fair Value Measurements
Funds in the Company’s Trust Account were held in an interest bearing demand deposit account of
Se
ptember 30, 2023 and

measured as

Level 1 in the
hierarchy
of fa
ir va
lue m
easure
ments with carrying value approximating fair value.

	Carrying Value as of September 30, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2023
Interest bearing demand deposit ac count	$25,324,028	$—	$—	$25,324,028

Funds in the Company’s Trust Account were invested in U.S. Treasury securities as of September 30, 2022, and classified as held-to-maturity and Level 1 in the hierarchy of fair value measurements as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Cash	$320	$—	$—	$320
U.S. Treasury Bills	150,844,605	19,242	—	150,863,847

	$150,844,925	$19,242	$—	$150,864,167

There were no transfers between Lev
els
1, 2 or 3 during the years ended September 30, 2023 and 2022.
Note 6 — Stockholders’ Equity
Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a
p
ar value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.
As of September 30, 2023 and 2022, there were
no shares of preferred stock issued or outstanding.
Common stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2023 and 2022, there were
5,709,500 shares of common stock issued and
outstanding, excluding 2,363,349 and
15,000,000
shares subject to redemption, respectively. On February 3, 2021, affiliates of the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Founder Shares. On February 8, 2021, EarlyBirdCapital, Inc. and Northland purchased 162,500 and 87,500 representative shares, respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00.
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
Note 7 — Income Tax
The Company’s net deferred tax assets are as follows:

	September 30,
	2023	2022
Deferred tax asset
Organizational costs/Startup expenses	$504,667	$351,592
Stock-based compensation	129,350	83,517
Total deferred tax asset	634,017	435,209
Valuation allowance	(634,017)	(435,209)
Deferred tax asset, net of allowance	$—	$—
The income tax provision consists of the following:

	September 30,
	2023	2022
Federal
Current	$615,284	$145,621
Deferred	(198,808)	(336,741)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	198,808	336,741
Income tax provision	$615,284	$145,621
As of September 30, 2023 and 2022, the Company had $
0
 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance at September 30, 2023. For the years ended September 30, 2023 and 2022, the change in the valuation allowance was $
198,808 and $336,741, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30, 2023 and 2022 are as follows:

	September 30,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Prior year true up	0.99%	—
Business combination expenses	119.13%	(15.50)%
Change in valuation allowance	67.40%	(9.70)%
Income tax provision	207.49%	(4.25)%
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
On October 10, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $59,099 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount of the promissory note was fully drawn and outstanding as of the date of this report.
On October 11, 2023, the Company borrowed $
70,900

under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to November 17, 2023.
On November 9, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to
December 17, 2023.
On November 20, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $
12,510
to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount of the promissory note was fully drawn and outstanding as of the date of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of September 30, 2023, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

As identified in our Quarterly report on Form 10-Q for the quarter ended March 31, 2023, our principal executive officer and principal financial and accounting officer had concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to a material weakness related to accounting for excise tax liability on redemptions established in preparation of the financial statements for the period ended March 31, 2023. During our fiscal quarter ended June 30, 2023, we adopted internal controls over financial reporting relating to our evaluation and treatment of applicable excise taxes under the IR Act. These internal controls included management familiarizing themselves with the requirements of the accounting treatment for the excise tax, including consultation with its consultants and legal counsel, management’s review and evaluation of the fact patterns related to the excise tax liability recognition criteria, and preparation of an appropriate memorandum reflecting management analysis and conclusions prior to completion of the financial statements. Based on the implementation of these internal controls, our management has concluded that the material weakness previously identified in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been remediated.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2023.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness related to the accounting for excise tax liability described above, there have been no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Title
Stephen P. Herbert	60	Chief Executive Officer and Chairman
Douglas M. Lurio	66	President, Treasurer, Secretary and Director
Mohammad A. Khan	65	Director
Thomas A. Decker	77	Director
Celso L. White	61	Director

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

Thomas (Tad) A. Decker, our director, has been the Vice Chairman of Cozen O’Connor, a law firm with 30 offices and over 775 attorneys, since 2013. He served as Chief Executive Officer of the firm from 2007 to 2012, and as Managing Partner from May 2000 until 2004. From 2004 until 2007, he served as inaugural Chairman of the Pennsylvania Gaming Control Board following the appointment by Pennsylvania Governor Edward G. Rendell. He served as General Counsel and Executive Vice President for Asbury Automotive, Inc. from 1999 to 2000; General Counsel and Executive Vice President for Unisource Worldwide, Inc. (NYSE: UWW) from 1997 to 1999; and General Counsel, Secretary, Acting CFO and Chief Operating Officer for Saint- Gobain Corporation from 1974 to 1997. Since 2004 and until 2019, he has served on the Board of Directors of Actua Corporation (Nasdaq: ACTA), including serving as a member of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. He served as a Director and a member at various times of the Audit Committee and Compensation Committee of Pierce Leahy Corporation (NYSE: PLH) from 1993 to 1999, and has served as a Board member of numerous nonprofit institutions. He is also a director of The Gesu School. He is a former chair of the Philadelphia Municipal Authority and a former board member of the Delaware River Port Authority, Port Authority Transit Corp. (PATCO), the Philadelphia Zoo, and a former a vice chair of the Kimmel Center for the Performing Arts. Mr. Decker has a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts (History) degree from the University of Pennsylvania. Mr. Decker served in the United States Army earning the rank of Captain.

Celso L. White, our director, has worked as the co-founder of Igniting Business Growth LLC, a consultancy business, since January 2020. From 2013 to December 2019, he served as the Global Chief Supply Chain Officer at Molson Coors Brewing Company (“Molson Coors”) (NYSE: TAP), an international brewery. From 2010 to January 2013, he served as the Vice President of International Supply Chain at Molson Coors. From 1998 until 2010, he was at PepsiCola (“Pepsi”) (Nasdaq: PEP), where he had multiple roles. From 2004 until 2010, he was Pepsi’s Vice President and General Manager of Concentrate Operations, responsible for the Americas and parts of Asia. From 1998 until 2004, he lead Pepsi’s research and development process and manufacturing technology teams. Since 2018, he has served as a Board member of CF Industries Holdings, Inc. (NYSE: CF), a manufacturer and distributor of nitrogen products, and is a member of the Board’s Compensation and Management Development Committee. He also serves on the Board of Colorado UpLift, a nonprofit organization whose mission is to build long-term relationships with urban youth in Denver, Colorado. He is also a member of the Bradley University Board of Trustees. Mr. White received his MBA with a concentration in Operations Management from DePaul University and a B.S. degree in Electrical Engineering from Bradley University.

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

The term of office of the Class A directors, consisting of Mr. White, expired at our first annual meeting of stockholders held on February 2, 2023, and Mr. White was elected for an additional term by our stockholders. The term of office of Class B directors, consisting of Messrs. Decker and Khan, will expire at the second annual meeting of stockholders. The term of office of the Class C directors, consisting of Messrs. Herbert and Lurio, will expire at the third annual meeting of stockholders.

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

Board Meetings

During fiscal year 2023, there were 8 meetings of our board of directors. All of our directors attended at least 75% of the meetings held during fiscal 2023. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended September 30, 2023 there were no delinquent filers.

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

The following table summarizes the pre-existing fiduciary or contractual obligations of our officers and directors besides our sponsor:

Name of Individual	Name of Affiliated Entity	Affiliation
Douglas M. Lurio Mohammad A. Khan	Elbeco Incorporated Lurio & Associates, P.C. Omnyway, Inc.	Director Founder and President Co-founder, President and Director

Thomas A. Decker Celso L. White	Actua Corporation Cozen O’Connor Igniting Business Growth LLC CF Industries Holdings, Inc.	Director Vice Chairman Co-Founder and Chief Executive Officer Director

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. Commencing on August 12, 2021 (the date of the effectiveness of our registration statement relating to our IPO) through the acquisition of a target business or our liquidation of the Trust Account, we will pay our sponsor $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We may also pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination with such fee to be determined in an arms’ length negotiation based on the terms of the business combination.

On June 16, 2021, our sponsor transferred 50,000 founder shares to each of Messrs. Herbert and Lurio and on June 26, 2023, the sponsor allocated 100,000 additional founder shares to Mr. Lurio.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, or their affiliates in connection with the consummation of our initial business combination and the repayment of any loans made by our sponsor to us, or the transfer or allocation by our sponsor of founder shares to our executive officers or directors, no compensation or fees of any kind will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

Director Compensation

None of our directors has received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. On June 16, 2021, our sponsor transferred 35,000 founder shares to each of Messrs. Khan, Decker and White. On June 26, 2023, the Sponsor allocated 270,000 additional founder shares to them (90,000 each). A total of 90,000 shares vested upon the transfer date. The remaining 180,000 shares will vest as follows: 90,000 upon the 6-month anniversary of the transfer date; and 90,000 upon the one year anniversary of the transfer date; provided that all unvested shares would become vested upon consummation of initial business combination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2023 information regarding the beneficial ownership of our shares of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the warrants included in the units offered by our final prospectus dated August 12, 2021, as the warrants included in the units offered by our final prospectus are not exercisable within 60 days of September 30, 2023.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class Beneficially Owned
Stephen P. Herbert	5,392,000	(1)	66.79%
Douglas M. Lurio	5,392,000	(2)	66.79%
Mohammad A. Khan	65,000	(3)	*
Thomas A. Decker	65,000	(3)	*
Celso L. White	65,000	(3)	*
Armada Sponsor LLC	5,342,000	(4)	66.17%
All directors and executive officers as a group (five individuals)	5,547,000	(5)	68.71%

*	Less than one percent.
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

(3)

Represents 35,000 shares held directly by each of them and 30,000 shares owned of record by the sponsor which are beneficially owned by each of them. Does not include (i) 30,000 shares beneficially owned by each of them which vest on the earlier of December 1, 2023 or the closing of the initial Business Combination or (ii) 30,000 shares beneficially owned by each of them which vest on the earlier of June 1, 2024 or the closing of the initial Business Combination.

(4)

Represents (i) 459,500 Private Placement Shares held of record by the sponsor, and (ii) 4,882,500 Founder Shares held of record by the sponsor. In connection with Armada’s extension of the deadline by which it has to consummate a business combination, on January 20, 2023, Armada and its Sponsor, entered into certain Non-Redemption Agreements with one or more non-redeeming stockholders in exchange for the non-redeeming stockholders agreeing not to redeem Armada’s public shares at the 2023 annual meeting of stockholders called by the Company at which the extension proposal was approved. The Non-Redemption Agreements provide for the allocation of up to 713,057 founders shares to the non-redeeming stockholders, which shares will be transferred to the non-redeeming stockholders at the closing of the Business Combination, among satisfaction of other conditions; however, subsequent to Armada’s 2023 annual meeting of stockholders, the Non-Redeeming Stockholders may elect to redeem any public shares held.

(5)

Represents (i) 459,500 Private Placement Shares held of record by the sponsor, (ii) 4,882,500 Founder Shares held of record by the sponsor, and (iii) 205,000 shares held of record by Armada’s directors and officers.

Restrictions on Transfers of Founder Shares and Private Shares

Our sponsor beneficially owns approximately 66% of the then issued and outstanding shares of common stock. Because of the ownership block held by our sponsor, officers, or directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

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

During the escrow period, the holders of these shares are not able to sell or transfer their securities except for transfers, assignments or sales (i) among such holders or to such holders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

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

In order to meet our working capital needs and extension deposits following the consummation of our initial public offering, our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The aggregate balance outstanding under all promissory notes, including the Extension Note, due to the Sponsor was $2,564,439 and $251,754 as of September 30, 2023 and 2022, respectively. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

Our executive officers and our sponsor are our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2021, we issued 4,312,500 shares of common stock to our sponsor for $25,000 in cash, at a purchase price of approximately $0.006 per share, in connection with our organization. On June 16, 2021, our sponsor purchased an additional 700,000 shares of common stock at a purchase price of $0.006 per share, resulting in our sponsor holding an aggregate of 5,012,500 founder shares. On June 16, 2021, our sponsor transferred 50,000 founder shares to each of Messrs. Herbert and Lurio and 35,000 founder shares to each of Messrs. Khan, Decker and White. On July 23, 2021, our sponsor purchased an additional 1,200,000 shares of common stock at a purchase price of $0.006 per share, resulting in our sponsor holding an aggregate of 6,007,500 shares of common stock. As the underwriters did not exercise all or any portion of their over-allotment option, our sponsor forfeited an aggregate of 1,125,000 shares of common stock. Additionally, upon consummation of our initial business combination, our sponsor sold founder shares to each anchor investor that purchased the full number of units allocated to it in that offering.

On June 26, 2023, the Sponsor allocated 270,000 founder shares to our three independent directors (90,000 each) and 100,000 founder shares to an executive officer. A total of 190,000 shares vested upon the transfer date. The remaining 180,000 shares will vest as follows: 90,000 upon the 6 month anniversary of the transfer date; and 90,000 upon the one year anniversary of the transfer date; provided that all unvested shares would become vested upon consummation of initial business combination.

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

As of September 30, 2023, our sponsor has loaned us $2,564,439 for working capital purposes and extension payments. Our sponsor has agreed that, until the earlier of our consummation of our initial business combination or the liquidation of the Trust Account, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person.

On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs and was evidenced by two promissory notes. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034 which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $4,300 and $44,246 on behalf of the Sponsor for tax services in fiscal years 2023 and 2022, respectively. These amounts were applied against the balance owing to the Sponsor under the remaining promissory note. As of September 30, 2023 and 2022, the net amount outstanding under the promissory note was $247,454 and $251,754, respectively. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On November 10, 2022 the Sponsor loaned the Company $1,500,000 in order to cover the additional contribution to the Trust Account required in connection with the election by the Company to extend the Combination Period until February 17, 2023, and $450,000 to fund its working capital needs. These loans were evidenced by two promissory notes from the Company, as maker, to the Sponsor, as payee. The promissory notes are non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

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

In connection with the approval of the Second Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $425,402 (the “Extension Note”) to the Sponsor. The Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that Armada does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, in the event that Armada does not consummate a Business Combination, the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into common stock of the Company at a price of $10.00 per share, which shares will be identical to the private placement shares issued to Armada Sponsor LLC at the time of the initial public offering of the Company. As of November 28, 2023, there was $283,601 outstanding under the Extension Note. The proceeds of the Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $70,900 to be deposited into the Trust Account within five business days following approval of the Charter Amendment by the Company’s stockholders, and up to $354,502 in five equal installments to be deposited into the Trust Account for each of the five one-month extensions.

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

On August 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $20,840 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On September 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $79,099 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On September 12, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to October 17, 2023.

The aggregate balance outstanding under all promissory notes, including the Extension Note, from the Company to the Sponsor was $2,564,439 and $251,754 as of September 30, 2023 and 2022, respectively.

On October 11, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to November 17, 2023.

On October 10, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $59,099 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On November 9, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to December 17, 2023.

On November 20, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $12,510 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum, LLP (“Marcum”), acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for the for the fiscal year ended September 30, 2023 and 2022.

	Fiscal Year Ended September 30,
	2023	2022
Audit Fees	$178,105	$115,875
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$178,105	$115,875

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

1.1	Underwriting Agreement, dated August 12, 2021, by and between the Company and Northland, as representative of the several underwriters.	Previously filed Exhibit 1.1 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

2.1	Business Combination Agreement, dated December 17, 2021	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40742) filed with the U.S. Securities and Exchange Commission on December 17, 2021 and incorporated by reference herein.

2.2	First Amendment to Business Combination Agreement, dated as of November 10, 2022, by and between Armada Acquisition Corp. I and Rezolve Limited.	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-40742) filed with the U.S. Securities and Exchange Commission on November 14, 2022 and incorporated by reference herein.

2.3	Deed of Release, Amendment and Restatement dated as of June 16, 2023 By and among Armada Acquisition Corp. I, Rezolve Limited, Rezolve AI Limited and Rezolve Merger Sub.	Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 20, 2023 and incorporated by reference herein.

2.4	First Amendment to Amended and Restated Business Combination Agreement dated as of August 4, 2023 by and between Armada Acquisition Corp. I and Rezolve Limited	Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 10, 2023 and incorporated by reference herein.

3.1	Second Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

3.2	Bylaws.	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

4.1	Description of Securities*	Filed herewith

4.2	Specimen Unit Certificate	Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

4.3	Specimen Common Stock Certification	Previously filed as Exhibit 4.2 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

4.4	Specimen Warrant Certificate	Previously filed as Exhibit 4.3 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

4.5	Warrant Agreement, dated August 12, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent.	Previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.1	Investment Management Trust Agreement, dated August 12, 2021, by and between the Company and CST, as trustee.	Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.2	Registration Rights Agreement, dated August 12, 2021, by and between the Company, its officers, its directors, Armada Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc.	Previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.3	Private Placement Shares Purchase Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as Exhibit 10.5 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

Exhibit No.	Description	Incorporation by Reference

10.4	Letter Agreement, dated August 12, 2021, by and among the Company, its officers, its directors, and the Sponsor.	Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.5	Administrative Services Agreement, dated August 12, 2021, by and between the Company and the Sponsor.	Previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.6	Stock Escrow Agreement, dated August 12, 2021, by and between the Company, its directors, its officers, the Sponsor and CST.	Previously filed as Exhibit 10.6 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.7	Business Combination Marketing Agreement, dated August 12, 2021, by and between the Company and Northland.	Previously filed as Exhibit 10.7 to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.

10.8	Founder Securities Subscription Agreement dated June 16, 2021, by and between the Registrant and Armada Sponsor LLC.	Previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

10.9	Form of Indemnification Agreement	Previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 on July 2, 2021 and incorporated by reference herein.

14	Code of Ethics	Previously filed as Exhibit 14 to our Annual Report on Form 10-K on December 22, 2022 and incorporated by reference herein.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

Exhibit No.	Description	Incorporation by Reference

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of December, 2023.

ARMADA ACQUISITION CORP. I

By:	/s/ Stephen P. Herbert
Name: Stephen P. Herbert
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Stephen P. Herbert and Douglas M. Lurio, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of Armada Acquisition Corp. I, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in- fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Stephen P. Herbert	Chief Executive Officer, Chairman and Director	December 4, 2023
Stephen P. Herbert	(Principal Executive Officer) (Principal Executive Officer)

/s/ Douglas M. Lurio	President, Treasurer and Secretary	December 4, 2023
Douglas M. Lurio	(Principal Financial and Accounting Officer)

/s/ Mohammad A. Khan	Director	December 4, 2023
Mohammad A. Khan

/s/ Thomas A. Decker	Director	December 4, 2023
Thomas A. Decker

/s/ Celso L. White	Director	December 4, 2023
Celso L. White