Form 10-Q
period 2023-12-31
Armada Acquisition Corp. I
filed 2024-02-16
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
of the Exchange Act): Yes ☒ No ☐
At February 9, 2024, there
were 8,072,849 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding, which are comprised of 13,965 shares of Common Stock underlying Units and 8,058,884 shares of Common Stock that trade separately.

ARMADA ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARMADA ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	December 31, 2023 unaudited	September 30, 2023
Assets
Cash	$54,405	$60,284
Prepaid expenses	13,534	33,605

Total current assets	67,939	93,889
Investments held in Trust Account	25,871,565	25,324,028

Total Assets	$25,939,504	$25,417,917

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,132,351	$4,708,050
Franchise tax payable	23,919	12,100
Income tax payable	78,617	10,783
Subscription agreement liability, net	6,752	—
Promissory Notes-Related Party	2,776,600	2,564,439
Excise tax payable	1,291,751	1,291,751

Total current liabilities	9,309,990	8,587,123

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 2,363,349 shares at redemption value of approximately $10.91 and $10.71 per share at December 31, 2023 and September 30, 2023, respectively	25,784,690	25,316,806
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,709,500 shares issued and outstanding (excluding 2,363,349 and 2,363,349 shares subject to possible redemption) at December 31, 2023 and September 30, 2023, respectively	570	570
Additional paid-in capital	159,034	—
Accumulated deficit	(9,314,780)	(8,486,582)

Total Stockholders’ Deficit	(9,155,176)	(8,486,012)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$25,939,504	$25,417,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31, 2023	December 31, 2022
Formation and operating costs	$571,529	$394,352
Stock-based compensation	50,400	27,963

Loss from operations	(621,929)	(422,315)

Other income
Trust interest income	334,836	1,289,673
Interest expense	(5,387)	—

Total other income	329,449	1,289,673

Income before provision for income taxes	(292,480)	867,358
Provision for income taxes	(67,834)	(260,331)

Net (loss) income	$(360,314)	$607,027

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,363,349	15,000,000

Basic and diluted net (loss) income per share	$(0.04)	$0.03

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,709,500	5,709,500

Basic and diluted net (loss) income per share	$(0.04)	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of September 30, 2023	5,709,500	$570	$—	$(8,486,582)	$(8,486,012)
Stock-based compensation	—	—	50,400	—	50,400
Proceeds allocated to Sponsor Shares for subscription agreement liability (see note 4)	—	—	108,634	—	108,634
Subsequent remeasurement of common stock subject to possible redemption	—	—	—	(467,884)	(467,884)
Net loss	—	—	—	(360,314)	(360,314)

Balance as of December 31, 2023	5,709,500	$570	$159,036	$(9,314,780)	$(9,155,176)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2022 (audited)	5,709,500	$570	$941,796	$(4,091,693)	$(3,149,327)
Stock-based compensation	—	—	27,963	—	27,963
Subsequent remeasurement of common stock subject to possible redemption	—	—	—	(2,479,343)	(2,479,343)
Net income	—	—	—	607,027	607,027

Balance as of December 31, 2022	5,709,500	$570	$969,759	$(5,964,009)	$(4,993,680)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(360,314)	$607,027
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(334,836)	(1,289,673)
Interest expense	5,387	—
Stock-based compensation	50,400	27,963
Changes in current assets and liabilities:
Prepaid expenses	20,071	55,678
Accounts payable	424,300	24,344
Income tax payable	67,834	260,331
Franchise tax payable	11,819	50,000

Net cash used in operating activities	(115,339)	(264,331)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(212,701)	—

Net cash used in investing activities	(212,701)	(1,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes to related party	212,161	1,950,000
Proceeds from subscription agreement	110,000	—

Net cash provided by financing activities	322,161	1,950,000

Net change in cash	(5,879)	185,669
Cash, beginning of the period	60,284	177,578

Cash, end of the period	$54,405	$363,247

Supplemental disclosure of noncash investing and financing activities
Subsequent remeasurement of common stock subject to possible redemption	$467,884	$2,479,343

Cost of issuance of debt under Polar agreement	$108,634	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Note–1 - Organization, Business Operations and Going Concern
Armada Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Delaware corporation on November 5, 2020.
The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). As more fully described in this Note 1, on December 17, 2021 the Company entered into a business combination agreement with a target business which was amended and restated on June 16, 2023, and further amended on August 4, 2023. The Company concentrated its efforts in identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
The Company’s sponsor is Armada Sponsor LLC (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on August 12, 2021 (the “Effective Date”). On August 17, 2021, the Company commenced the IPO of 15,000,000 units at $10.00 per unit (the “Units”).
Simultaneously with the consummation of the IPO, the Company consummated the private placement of 459,500 shares of common stock (“Private Shares”) at a price of $10.00 per share for an aggregate purchase price of $4,595,000.
Transaction costs amounted to $3,537,515, consisting of $1,500,000 of underwriting commissions, and $2,037,515 of other offering costs.
Following the closing of the IPO, a total of $150,000,000 ($10.00 per Unit) was held in the Trust Account (“Trust Account”). The funds held in the Trust Account are required to be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
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
The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination (unless the proposal amending the Company charter to remove the net tangible assets requirement in connection with the Business Combination is approved and implemented at the special meeting approving the Business Combination) and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

5

The Company had until February 17, 2023 (or 18 months following the IPO) to consummate a Business Combination (the “Combination Period”). As further described in Note 1, on February 2, 2023, the stockholders approved an amendment to our certificate of incorporation to extend the Combination Period until August 17, 2023. On August 2, 2023, the stockholders approved a second amendment to our certificate of incorporation to extend the Combination Period for six monthly periods or until no later than February 17, 2024. On February 1

, 2024, the stockholders approved a third amendment to the Company’s certificate of incorporation to extend the Combination Period for up to six
additional monthly periods or until no later than August 17, 2024.
On August 8, 2023, the Company deposited $70,900 into the Trust Account thereby extending the Combination Period until September 17, 2023, and on each of September 12, 2023, October 11, 2023, November 9, 2023, December 15, 2023 and January 16, 2024, the Company deposited $70,900 into the Trust Account, thereby extending the Combination Period for five additional months or until February17, 2024.
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
In connection with the approval of the Second Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $425,402 (the “Extension Note”) to the Sponsor. The Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that Armada does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $70,900 to be deposited into the Trust Account within five business days following approval of the Charter Amendment by the Company’s stockholders, and up to $354,502 in five equal installments to be deposited into the Trust Account for each of the five one-month
extensions. On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023, and on September 12, 2023, October 11, 2023, November 9, 2023, December 19, 2023 and January 16, 2024 the Company borrowed $70,900 under the Extension Note on each such date and deposited the funds into the Trust Account thereby extending the Combination Period for five additional months or until February 17, 2024. Payments made on December 19, 2023 and January 16, 2024 were funded under the terms of the Subscription Agreement with Polar (see Note 4 below).
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
On February 15, 2024, the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from February 17, 2024 (the “Termination Date”) to March 17, 2024 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 17, 2024, or a total of up to six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Third Extension Amendment Proposal”). The stockholders of the Company approved the Third Extension Amendment Proposal at the special meeting and on February 15, 2024 the Company filed the Charter Amendment with the Delaware Secretary of State.
In connection with the vote to approve the Charter Amendment, the holders of
945,662
shares of Common Stock of the Company exercised their right to redeem their shares for cash at a redemption price of approximately
 $10.98
per share, for an aggregate redemption amount of $10,384,496.
In connection with the approval of the Third Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $297,714 (the “Second Extension Note”) to the Sponsor. The Second Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Second Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $49,619 to be deposited into the Trust Account within three business days following February 17, 2024, and up to
 $
248,095

in five equal installments to be deposited into the Trust Account for each of the five one-month
extensions.
Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
As of December 31, 2023, the Company had approximately $54,000 of cash in its bank operating account and a working capital deficiency of approximately $9.1 million (excluding income tax payable and franchise tax payable).
Following the completion of our IPO, the Sponsor has from time to time provided loans to the Company in order to assist the Company to fund its working capital needs and to provide funds to pay for the extensions of the Combination Period, all as more fully described in Note 3.
The aggregate balance outstanding under all promissory notes, including the Extension Note,

was $
2,776,600
 and $
2,564,439
as of December 31, 2023
,
and September 30, 2023, respectively.

The

balance of subscription agreement liability

(net of debt discount)
was $6,752 as of December 31, 2023, and $0 as of September 30, 2023.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 17, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic on the industry, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities, as well as the war between Israel and Hamas, and the possibility of these conflicts spreading in the surrounding region, the status of debt and equity markets, and protectionist legislation in our target markets. Management has concluded that while it is reasonably possible that any of the foregoing could have a negative effect on the Company’s financial position, results of its operations and/or that of Rezolve’s or any other target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
As discussed above, during February 2023, holders of 11,491,148 shares of Common Stock elected to redeem their shares in connection with the Extension. As a result, $117,079,879 was removed from the Company’s Trust Account to pay such holders. During August 2023, holders of 1,145,503 shares of Common Stock elected to redeem their shares in connection with the Second Amendment Extension Proposal. As a result, $12,095,215 was removed from the Company’s Trust Account to pay such holders. During February 2024, holders of 945,662 shares of Common Stock elected to redeem their shares in connection with the Third Amendment Extension Proposal at a redemption price of approximately
 $10.98
per share, for an aggregate redemption amount of $10,384,496.
Management has evaluated the requirements of the IR Act and the Company’s operations, and has determined that $1,291,751 is required to be recorded as a liability on the Company’s balance sheet as of December 31, 2023. This liability will be reevaluated and remeasured at the end of each quarterly period.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows for the period presented in the unaudited condensed financial statements. Operating results for the three months ended December 31, 2023, are not necessarily indicative of the results that may be expected through September 30, 2024.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K,
as filed with SEC on December 4, 2023.
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
Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $54,405 and $60,284 in cash as of December 31, 2023 and September 30, 2023, respectively.
Investments Held in Trust Account
As of both December 31, 2023 and September 30, 2023, the assets held in the Trust Account were held in an interest bearing demand deposit account. To mitigate the risk that the Company may be deemed an investment company for purposes of the Investment Company Act, on August 10, 2023, the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account until the earlier of consummation of a Business Combination or liquidation. Furthermore, such cash is held in bank accounts which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2023 and September 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the IPO. The Company incurred offering costs amounting to

$3,537,515 as a result of the IPO consisting of a $1,500,000 underwriting commissions and $2,037,515 of other offering costs.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ deficit. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly,
2,363,349 shares of common stock as of September 30, 2023 and December 31, 2023 subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of
common stock subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
At December 31, 2023 and September 30, 2023, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Proceeds allocated to Public Warrants	(11,700,000)
Issuance costs related to common stock	(3,261,589)
Remeasurement of carrying value to redemption value	14,961,589
Subsequent remeasurement of carrying value to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account for taxes)	548,862
Common stock subject to possible redemption – September 30, 2022	150,548,862
Redemptions	(129,175,094)
Remeasurement of carrying value to redemption value	3,943,038
Common stock subject to possible redemption – September 30, 2023	$25,316,806
Remeasurement of carrying value to redemption value	467,884
Common stock subject to possible redemption – December 31, 2023	$25,784,690

Net (Loss) Income Per Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock are excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net loss per common stock for the periods presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net (loss) income per common stock because the redemption value approximates fair value.

	For the Three Months Ended December 31,
	2023		2022
	Common Stock Subject to Possible Redemption	Non-Redeemable Common Stock	Common Stock Subject to Possible Redemption	Non-Redeemable Common Stock
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(105,483)	$(254,831)	$439,673	$167,354
Denominator
Weighted-average shares outstanding	2,363,349	5,709,500	15,000,000	5,709,500
Basic and diluted net (loss) income per share	$(0.04)	$(0.04)	$0.03	$0.03
Stock-Based Compensation
The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” (“ASC 718”), which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the statements of operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in
capital. Forfeitures are recognized as they occur.
On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. The aforementioned transfer is with
in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The aggregate fair value of these shares was $509,552 at issuance. A total of 100,000 shares vested upon consummation of the Initial Public Offering. The remaining 105,000 shares vest in equal quarterly installments until the second anniversary of the consummation of the Company’s Initial Public Offering, or August 17, 2023. At December 31, 2023, all shares under the June 16, 2021 grant were vested.
On June 26, 2023, the Sponsor allocated 270,000 shares to its three independent directors (90,000 each) and 100,000 shares to an executive officer. The aforementioned transfer is with
in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the transfer date. The aggregate fair value of these shares was $207,200 at the date of the transfer. A total of 190,000 shares vested upon the transfer date. The remaining 180,000 shares will vest as follows: 90,000 upon the 6 month anniversary of the transfer date; and 90,000 upon the one year anniversary of the transfer date
,
provided that all unvested shares would become vested upon consummation of initial business combination. The Company recognized $50,400 of stock-based compensation related to this grant for the three months ended December 31, 2023.
The Company recognized $50,400 and $27,963
of stock-based compensation for the three-month periods ended December 31, 2023 and December 31, 2022, respectively.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

As of December 31, 2023, and September 30, 2023, the Company’s deferred tax asset had a full valuation
allowance recorded against it. Our effective tax

rate

was 23.19%

and 30.01% for the three months ended December 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for three months ended December 31, 2023, and 2022, due to the valuation allowance on the deferred tax assets and permanent differences related to the business acquisition and stock-based compensation expenses.
Debt discounts
Debt discounts relate to the issuance costs of some of the promissory notes to related parties, and are included in the condensed consolidated balance sheets as a direct deduction from the face amount of the promissory notes. Debt discounts are amortized over the term of the related promissory notes and included in the interest expense.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.
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
The Sponsor, officers and directors have agreed not to transfer, assign or sell any Founder Shares held by them until the earliest of (A)180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their public shares for cash, securities or other property (except with respect to permitted transferees). Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor, officers, and directors with respect to any Founder Shares.
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
The holders of the representative shares have agreed not to transfer, assign or sell any such shares until 30 days after the completion of an initial Business Combination. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination.
Promissory
Notes-to
Related Party
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034, which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $0 and $4,300 on behalf of the Sponsor for tax services in period ended December 31, 2023 and September 30, 2023, respectively. These amounts were applied against the balance owing to the Sponsor under the remaining promissory note. As of December 31, 2023 and September 30, 2023, the net amount outstanding under the promissory note was $247,454 and $247,454, respectively.
On November 10, 2022, the Sponsor loaned the Company $1,500,000 in order to cover the additional contribution to the Trust Account in connection with the Company’s exercise of the extension of the Combination Period until February 17, 2023, and $450,000 to fund its working capital needs. The promissory notes are non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On July 28, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $125,245. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $125,245 as of December 31, 2023.
On August 2, 2023, the Company entered into a promissory note to the Sponsor in the amount of up to $425,402. The Extension Note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to $425,402 of the total principal amount of this note, in whole or in part at the option of the Sponsor, into common stock of the Company at a price of $10.00 per share (the “Common Stock”). The Common Stock shall be identical to the private placement shares issued to the Sponsor at the time of the Company’s IPO. On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023. On September 12, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to October 17, 2023. On October 10, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to November 17, 2023. On November 9, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to December 17, 2023. On December 19, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to January 17, 2024. As of December 31, 2023, $354,502 was drawn and outstanding under this note. Management has determined that the conversion feature described above should not be accounted for separately from its host instrument. The December 19, 2023 draw of $70,900 under the Extension Note was attributable to a draw down under the Subscription Agreement with Polar as described in the Note 4 below.
On August 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $20,840 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $20,840 as of December 31, 2023.
On September 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $79,099 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $79,099 as of December 31, 2023.
On October 10, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $59,099 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $59,099 as of December 31, 2023.
On November 20, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $12,510 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $12,510 as of December 31, 2023.
On December 19, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $39,100 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. This promissory note is attributable to a draw down under the Subscription Agreement with Polar as described in the Note 4 below.
The aggregate balance outstanding under all promissory notes, excluding the funding under the Subscription Agreement with Polar (as described in the Not 4 below) was $2,776,600 and $2,564,439 as of December 31, 2023 and September 30, 2023, respectively.
Administrative Service Fee
Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended December 31, 2023, the Company incurred $30,000 in administrative service fees which were not paid and which were recorded in the accounts payable and accrued liabilities in the Company’s balance sheet, and for the three months ended December 31, 2022, the Company incurred and paid $30,000 in administrative service fees.
Note 4 — Subscription Agreement Liability
Effective December 12, 2023, the Company and the Sponsor, entered into a subscription agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party of the Company, pursuant to which Polar agreed to make certain capital contributions (the “Investor Capital Contribution”) from time to time, at the request of the Sponsor, subject to the terms and conditions of the Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund the Company’s working capital needs and extension payments. In exchange for the commitment of Polar to provide the Investor Capital Contribution, (i) the Sponsor will transfer shares of common stock, par value $0.0001 per share, to Polar at the closing of its initial business combination, as further described below; and (ii)

the
Company and the Sponsor have agreed jointly and severally to return the Investor Capital Contribution to the Investor at the closing of an initial business combination. The maximum aggregate Investor Capital Contribution is $440,000, with an initial Investor Capital Contribution of $110,000 available for drawdown within five (5) business days of the Subscription Agreement and the remaining amount to be available for drawdown in three equal tranches of $110,000 during January, February and March 2024. The initial Investor Capital Contribution of $110,000 has been funded to the Sponsor
,
 on January 16, 2024, the second Investor Capital Contribution of $110,000 was funded to the Sponsor, and on February 13, 2024, the third Investor Capital Contribution of $110,000 was funded to the Sponsor. In exchange for the foregoing commitment of Polar to make the Investor Capital Contributions to the Sponsor, the Company agrees to, or cause the surviving entity following the closing of the Company’s initial business combination to, issue

880,000
shares of Company common stock

currently held by the Sponsor in consideration for the amount that has been funded by Polar as of or prior to the closing of an initial business combination (the “Subscription Shares”). The Company or the surviving entity of the business combination shall promptly file a registration statement for resale to register the Subscription Shares after the closing of an initial business combination, but no later than 45 calendar days after the closing of business combination, and cause the registration statement to be declared effective by 150 calendar days after the closing of an initial business combination. The Subscription Shares shall be free from the lockup provisions currently applicable to these shares (for a period of 180 days following the closing of the business combination), provided that the stockholders of the Company shall have approved a proposal to such effect at the stockholders meeting held to approve the initial business combination.
In the event that Sponsor or the Company defaults in its obligations under the terms of the Subscription Agreement and in the event that such default continues for a period of five (5) business days following written notice to the Sponsor and Company (the “Default Date”), the Company (or the surviving entity following the
De-SPAC
Closing) shall immediately issue to Investor 220,000 shares of Company’s Common Stock (the “Default Shares” and together with the Subscription Shares, the “Investor Shares”) on the Default Date and shall issue an additional 220,000 Default Shares on each monthly anniversary of the Default Date thereafter, until the default is cured.
If the Company liquidates without consummating an initial business combination, neither the Company nor the Sponsor shall have any further obligation under the Subscription Agreement other than distributing to the Investor any available cash balances in their operating accounts up to the amount of the Investor Capital Contribution (subject to applicable law) excluding any funds held in the Trust Account.
The Company accounts for the subscription agreement liability as a bundled transaction with allocation of individual items based on their relative fair values. The fair value of shares issuable under the Subscription Agreement is considered cost of borrowing of the funds lent by the Sponsor upon receipt of the Contributions from the Investor and the net amount is recorded as subscription agreement liability in the Company’s balance sheet. The Company recognized $108,634 of cost of borrowing attributable to the draw under the Subscription Agreement in December 2023. Such cost of borrowing is amortized over the term of the Subscription Agreement and is included in the Company’s statement of operations as interest expense. For the three months ended December 31, 2023, the Company recorded $5,384 of interest expense attributable to the previously recognized cost of borrowing. The net amount of subscription liability is presented as a separate line item in the Company’s balance sheet as of December 31, 2023.
Note 5 — Commitments and Contingencies
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
Financial Advisory Fee
The Company has engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to one (1.0) percent of the aggregate proceeds of the IPO, or $1,500,000, upon closing of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. On August 18, 2021, the Company paid to CCM
a
n aggregate of $1,500,000. The Company engaged CCM as a capital markets advisor in connection with the initial Business Combination for which it will earn an advisory fee of $3,000,000 payable only upon closing of the Business Combination. The Company also engaged CCM as a financial advisor in connection with the initial Business Combination for which it will earn an advisory fee of $8,750,000 payable only upon closing of the Business Combination.
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
,
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
Agreements” ) with one or more third parties in exchange for them agreeing not to redeem shares of the Company’s common stock sold in its IPO in connection with the upcoming Annual Meeting at which a proposal to approve an extension of time for the Company to consummate an initial business combination from February 17, 2023 to August 17, 2023 had also been submitted to the stockholders. The
Non-Redemption
Agreements provide for the allocation of up to 75,000 Founder Shares held by the Sponsor in exchange for such investor and/or investors agreeing to hold and not redeem certain public shares at the Meeting. Certain of the parties to the
Non-Redemption
Agreements are also members of the Sponsor. The Company estimated the aggregate fair value of the 713,057 Founder Shares attributable to the non-redeeming
stockholders to be $1,102,909 or on average $1.55 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in
capital. Pursuant to the
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
Purchasing Agreement
On February 23, 2023, Armada, Rezolve and YA II PN, Ltd., a Cayman Islands exempted company (“YA”) entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, upon the closing of the Business Combination, Rezolve shall have the right to issue and sell to YA up to
$250 million of the ordinary shares of Rezolve during the 36 month period following the closing of the Business Combination. Rezolve will not be obligated to draw any amount under the Agreement, will control both the timing and amount of all drawdowns, and will issue stock to YA on each drawn down from the facility. Subject to closing of the Business Combination, Rezolve must file and maintain a registration statement, or multiple registration statements, for resale by YA of the shares. If the Business Combination Agreement is terminated, other than in connection with the consummation of the Business Combination, then the Purchase Agreement shall be terminated and of no further effect, without any liability of any party thereunder. Other than making appropriate disclosure of the Purchase Agreement under the Federal securities laws, the Company has no obligations under the Purchase Agreement.
On February 2, 2024, Armada, Rezolve, Rezolve AI and YA amended and restated the Purchase Agreement, (the “Amended and Restated Purchase Agreement”) to, among other things, incorporate a prepaid advance arrangement, whereby YA committed to provide Rezolve with a prepaid advance in an original principal amount of
$2,500,000
(the “Prepaid Advance”). Upon execution of the Amended and Restated Purchase Agreement,
$2,000,000
of the Prepaid Advance was funded to Rezolve.
Note 6 — Stockholders’ Deficit
Preferred stock
The Company is authorized to issue 1,000,000 shares of preferred stock with apar value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and September 30, 2023, there were no shares of preferred stock issued or outstanding.
Common stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2023 and September 30, 2023, there were 5,709,500 shares of common stock issued and outstanding, excluding 2,363,349 and 2,363,349 shares subject to redemption, respectively. On February 3, 2021, affiliates of the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Founder Shares. On February 8, 2021, EarlyBirdCapital, Inc. and Northland purchased 162,500 and 87,500 representative shares, respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00.
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
Note 7— Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.
On January 16, 2024, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to February 17, 2024. The funds made available by the Sponsor to the Company under the Extension Note were attributable to a draw down under the Subscription Agreement with Polar described in Note 4 above.
On January 16, 2024, the Company borrowed $39,100 from the Sponsor to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. This promissory note was funded by the Sponsor pursuant to a draw down under the Subscription
Agreement with Polar (as described in Note 4 above).
On February 2, 2024, Armada, Rezolve, Rezolve AI and YA amended and restated the Purchase Agreement, (the “Amended and Restated Purchase Agreement”) to, among other things, incorporate a prepaid advance arrangement, whereby YA committed to provide Rezolve with a prepaid advance in an original principal amount of $2,500,000 (the “Prepaid Advance”). Upon execution of the Amended and Restated Purchase Agreement, $2,000,000 of the Prepaid Advance was funded to Rezolve.
On February 15, 2024 the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from February 17, 2024 (the “Termination Date”) to March 17, 2024 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 17, 2024, or a total of up to six months after the Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Third Extension Amendment Proposal”). The stockholders of the Company approved the Third Extension Amendment Proposal at the special meeting and on February 1
5
, 2024 the Company filed the Charter Amendment with the Delaware Secretary of State.
In connection with the vote to approve the Charter Amendment, the holders of
945,662
shares of Common Stock of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $
10.98
per share, for an aggregate redemption amount of $10,384,496.

In connection with the approval of the Third Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $297,714 (the “Second Extension Note”) to the Sponsor. The Second Extension Note does not
bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Second Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $49,619 to be
deposited into the Trust Account within three business days following February 17, 2024, and up to

$
248,095

in five equal installments to be deposited into the Trust Account for each of the five one-month
extensions.
On February 16, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to March 17, 2024. The funds made available by the Sponsor to the Company under the Extension Note were attributable to a draw down under the Subscription Agreement with Polar described in Note 4 above.
On February 16, 2024, the Company borrowed $60,381 from the Sponsor to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. This promissory note was funded by the Sponsor pursuant to a draw down under the Subscription Agreement with Polar described in Note 4 above.

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

On February 23, 2023, the Company, Rezolve and YA II PN, Ltd., a Cayman Islands exempted company (“YA”) entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, upon the closing of the Business Combination, Rezolve shall have the right to issue and sell to YA up to $250 million of the ordinary shares of Rezolve during the 36 month period following the closing of the Business Combination. Rezolve will not be obligated to draw any amount under the Agreement, will control both the timing and amount of all drawdowns, and will issue stock to YA on each drawn down from the facility. Subject to closing of the Business Combination, Rezolve must file and maintain a registration statement, or multiple registration statements, for resale by YA of the shares. If the Business Combination Agreement is terminated, other than in connection with the consummation of the Business Combination, then the Purchase Agreement shall be terminated and of no further effect, without any liability of any party thereunder. Other than making appropriate disclosure of the Purchase Agreement under the Federal securities laws, the Company has no obligations under the Purchase Agreement.

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

In connection with the approval of the Second Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $425,402 (the “Extension Note”) to the Sponsor. The Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that Armada does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, in the event that Armada does not consummate a Business Combination, the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into common stock of the Company at a price of $10.00 per share, which shares will be identical to the private placement shares issued to Armada Sponsor LLC at the time of the initial public offering of the Company. The proceeds of the Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $70,900 to be deposited into the Trust Account within five business days following approval of the Charter Amendment by the Company’s stockholders, and up to $354,502 in five equal installments to be deposited into the Trust Account for each of the five one-month extensions. As of February 14, 2024, the Extension Note was fully drawn.

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

On December 19, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $39,100 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The funds made available by the Sponsor to the Company were attributable to a draw down under the Subscription Agreement with Polar described in Note 4 above.

On December 19, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to January 17, 2024. The funds made available by the Sponsor to the Company under the Extension Note were attributable to a draw down under the Subscription Agreement with Polar described in Note 4 above.

The aggregate balance outstanding under all promissory notes from the Company to the Sponsor, including the Extension Note and Subscription Liability, was $2,783,352 and $2,564,439 as of December 31, 2023, and September 30, 2023, respectively.

On January 16, 2024, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to February 17, 2024. The funds made available by the Sponsor to the Company under the Extension Note were attributable to a draw down under the Subscription Agreement with Polar described in Note 4 above.

On January 16, 2024, the Company borrowed $39,100 from the Sponsor to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The funds made available by the Sponsor to the Company were attributable to a draw down under the Subscription Agreement with Polar described in Note 4 above.

On February 2, 2024, Armada, Rezolve, Rezolve AI and YA amended and restated the Purchase Agreement (the “Amended and Restated Purchase Agreement”) to, among other things, incorporate a prepaid advance arrangement, whereby YA committed to provide Rezolve with a prepaid advance in an original principal amount of $2,500,000 (the “Prepaid Advance”). Upon execution of the Amended and Restated Purchase Agreement, $2,000,000 of the Prepaid Advance was funded to Rezolve.

On February 15, 2024 the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from February 17, 2024 (the “Termination Date”) to March 17, 2024 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 17, 2024, or a total of up to six months after the Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Third Extension Amendment Proposal”). The stockholders of the Company approved the Third Extension Amendment Proposal at the special meeting and on February 15, 2024 the Company filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 945,662 shares of Common Stock of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.98 per share, for an aggregate redemption amount of $10,384,496.

In connection with the approval of the Third Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $297,714 (the “Second Extension Note”) to the Sponsor. The Second Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Second Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $49,619 to be deposited into the Trust Account within three business days following February 17, 2024, and up to $248,095 in five equal installments to be deposited into the Trust Account for each of the five one-month extensions.

On February 16, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to March 17, 2024. The funds made available by the Sponsor to the Company under the Extension Note were attributable to a draw down under the Subscription Agreement with Polar described in Note 4 above.

On February 16, 2024, the Company borrowed $60,381 from the Sponsor to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. This promissory note was funded by the Sponsor pursuant to a draw down under the Subscription Agreement with Polar described in Note 4 above.

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

Incentive Plan

Under the Amendment, the Company and Rezolve agreed and acknowledged that following December 31, 2023, the Rezolve Board has the right to increase the number of Rezolve shares under the Rezolve Incentive Plan by up to 5% per annum for each calendar year commencing in and including 2023, subject to appropriate shareholder approval as required by applicable law or the NASDAQ rules and regulations.

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

Purchasing Agreement

On February 23, 2023, Armada, Rezolve and YA II PN, Ltd., a Cayman Islands exempted company (“YA”) entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, upon the closing of the Business Combination, Rezolve shall have the right to issue and sell to YA up to $250 million of the ordinary shares of Rezolve during the 36 month period following the closing of the Business Combination. Rezolve will not be obligated to draw any amount under the Agreement, will control both the timing and amount of all drawdowns, and will issue stock to YA on each drawn down from the facility. Subject to closing of the Business Combination, Rezolve must file and maintain a registration statement, or multiple registration statements, for resale by YA of the shares. If the Business Combination Agreement is terminated, other than in connection with the consummation of the Business Combination, then the Purchase Agreement shall be terminated and of no further effect, without any liability of any party thereunder. Other than making appropriate disclosure of the Purchase Agreement under the Federal securities laws, the Company has no obligations under the Purchase Agreement.

On February 2, 2024, Armada, Rezolve, Rezolve AI and YA amended and restated the Purchase Agreement, to, among other things, incorporate a prepaid advance arrangement, whereby YA committed to provide Rezolve with a prepaid advance in an original principal amount of $2,500,000 (the “Prepaid Advance”). Upon execution of the Amended and Restated Purchase Agreement, $2,000,000 of the Prepaid Advance was funded to Rezolve.

Results of Operations

For the three months ended December 31, 2023, we had a net loss of $360,314, which consisted of formation and operating costs of $571,529, stock-based compensation of $50,400, and income tax provision of $67,834, partially offset by trust interest income of $334,836 and interest expense of $5,387.

For the three months ended December 31, 2022, we had a net income of $607,027, which consisted of trust interest income of $1,289,673, offset by formation and operating costs of $394,352, stock-based compensation of $27,963, and income tax provision of $260,331.

Following the exercise by the Company on November 10, 2022 of the extension of the deadline for us to complete an initial business combination under our second amended and restated certificate of incorporation, we had until February 17, 2023 (or 18 months following the IPO) to consummate a Business Combination. On February 2, 2023, the stockholders approved an amendment to our certificate of incorporation to extend the Combination Period until August 17, 2023, and on August 2, 2023, the stockholders approved a further amendment to our certificate of incorporation to extend the Combination Period until no later than February 17, 2024. On August 8, 2023, the Company deposited $70,900 into the Trust Account thereby extending the Combination Period until September 17, 2023, and on each of September 12, 2023, October 11, 2023, November 9, 2023, December 15, 2023 and January 16, 2024, the Company deposited $70,900 into the Trust Account thereby extending the Combination Period for an additional five months or until February 17, 2024.

On February 15, 2024, the stockholders approved a third amendment to the Company’s certificate of incorporation to extend the Combination Period for up to six additional months or until no later than August 17, 2024.

However, if we are unable to complete the initial Business Combination within the Combination Period (unless such period is further extended pursuant to the approval of our stockholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of December 31, 2023, and September 30, 2023, the Trust Account has released $130,246,958 to the Company to pay tax obligations and for redemptions, including $129,175,094 for redemptions and $1,071,864 for tax obligations.

We have also agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three months ended December 31, 2023 the Company did not pay these administrative fees and recorded an account payable to the Sponsor for $30,000 and for the three months ended December 31, 2022, the Company paid $30,000 under this agreement.

Liquidity and Going Concern

As of December 31, 2023, we had cash outside our Trust Account of $54,405, available for working capital needs. The amount of $25,871,565 as of December 31, 2023, held in the Trust Account is generally unavailable for our use, prior to an initial business combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our 2023 annual franchise tax obligations to be $127,600, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our 2021 Delaware franchise tax amounted to $182,069 and our 2022 Delaware franchise tax exclusive of interest and penalty amounted to $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Trust Account has released $0 and $1,071,864 as of December 31, 2023 and September 30, 2023, respectively, to the Company to pay its income and franchise tax obligations.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, continue to loan us funds as may be required. If we complete a business combination, we would repay the loans to the extent funds are available. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans. Such loans would be evidenced by promissory notes and would be repaid upon consummation of a business combination, without interest. There was a balance due to the Sponsor of $2,776,600 and $2,564,439 under the loans (including the Extension Note) as of December 31, 2023 and September 30, 2023, respectively. The balance of subscription agreement liability (net of debt discount) was $6,752 as of December 31, 2023, and $0 as of September 30, 2023.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that we have and will continue to incur significant costs in pursuit of acquisition plans which, in addition to the possibility that we might not be able to close a business combination and be forced to liquidate after August 17, 2024 raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might be necessary if we are unable to continue as a going concern.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 15,000,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of common stock subject to possible redemptions resulted in charges against additional paid-in capital and accumulated deficit.

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

Accretion of the carrying value of common stock subject to redemption value is excluded from net (loss) income per common stock because the redemption value approximates fair value.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

Subscription Agreement

Effective December 12, 2023, Armada and the Sponsor entered into an subscription agreement (the “Polar Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party of the Company, pursuant to which Polar agrees to make certain capital contributions (the “Investor Capital Contribution”) from time to time, at the request of the Sponsor, subject to the terms and conditions of the Polar Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund the Company’s working capital needs. In exchange for the commitment of Polar to provide the Investor Capital Contribution, (i) the Sponsor will transfer shares of common stock, par value $0.0001 per share, to Polar at the closing of its initial business combination, as further described below; and (ii) upon repayment of working capital loans by the Company, the Sponsor will return the Investor Capital Contribution at the closing of an initial business combination, as further described below.

The maximum aggregate Investor Capital Contribution is $440,000, with an initial Investor Capital Contribution of $110,000 available for drawdown within five (5) business days of the Polar Subscription Agreement and the balance available for drawdown in three equal monthly tranches of $110,000 during January, February and March 2024. The initial Investor Capital Contribution of $110,000 has been funded to the Sponsor, on January 16, 2024, the second Investor Capital Contribution of $110,000 was funded, and on February 13, 2024, the third Investor Capital Contribution of $110,000 was funded.

In exchange for the forgoing commitment of Polar to make capital contributions to the Sponsor, the Company agrees to, or cause the surviving entity following the closing of the Company’s initial business combination to, issue 880,000 shares of Armada common stock currently held by the Sponsor in consideration for the amount that has been funded by Polar as of or prior to the closing of an initial business combination. The Company or the surviving entity of the business combination shall promptly file a registration statement for resale to register the Subscription Shares after the closing of an initial business combination, but no later than 45 calendar days after the closing of business combination, and cause the registration statement to be declared effective by 150 calendar days after the closing of an initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect, our interna control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023, as filed with SEC on December 4, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

2.1	Subscription Agreement, dated December 12, 2023, by and among Armada Acquisition Corp. I, Armada Sponsor LLC and Polar Multi-Strategy Master Fund.	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 19, 2024 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: February 16, 2024	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2024	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)