Form 10-Q
period 2024-03-31
Armada Acquisition Corp. I
filed 2024-05-14
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Rule12b-2of
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
the Exchange Act): Yes ☒ No ☐
At May 14, 2024, there were

7,127,187
shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding, which are comprised of 8,130 shares of Common Stock underlying Units and
7,119,057
shares of Common Stock that trade separately.

ARMADA ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARMADA ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2024	September 30, 2023
	Unaudited
Assets
Cash	$107,722	$60,284
Prepaid expenses	3,781	33,605

Total current assets	111,503	93,889
Investments held in Trust Account	15,771,190	25,324,028

Total Assets	$15,882,693	$25,417,917

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,392,262	$4,708,050
Franchise tax payable	22,600	12,100
Income tax payable	54,544	10,783
Subscription agreement liability, net	129,738	—
Promissory Notes-Related Party	2,776,600	2,564,439
Excise tax payable	1,395,596	1,291,751

Total current liabilities	9,771,340	8,587,123
Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 1,417,687 and 2,363,349 shares at redemption value of approximately $11.11 and $10.71 per share at March 31, 2024 and September 30, 2023, respectively	15,747,446	25,316,806
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,709,500 shares issued and outstanding (excluding 1,417,687 and 2,363,349 shares subject to possible redemption) at March 31, 2024 and September 30, 2023, respectively	570	570
Additional paid-in capital	—	—
Accumulated deficit	(9,636,663)	(8,486,582)

Total Stockholders’ Deficit	(9,636,093)	(8,486,012)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$15,882,693	$25,417,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Formation and operating costs	$459,911	$790,735	$1,031,440	$1,185,087
Stock-based compensation	25,200	27,963	75,600	55,926

Loss from operations	(485,111)	(818,698)	(1,107,040)	(1,241,013)
Other income
Interest expense	(118,811)	—	(124,198)	—
Trust interest income	270,156	974,408	604,992	2,264,081

Total other income, net	151,345	974,408	480,794	2,264,081
(Loss) Income before provision for income taxes	(333,766)	155,710	(626,246)	1,023,068
Provision for income taxes	(47,080)	(182,853)	(114,914)	(443,184)

Net loss	$(380,846)	$(27,143)	$(741,160)	$579,884

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,895,714	7,722,273	2,130,809	11,401,124

Basic and diluted net (loss) income per share	$(0.05)	$(0.00)	$(0.09)	$0.03

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,709,500	5,709,500	5,709,500	5,709,500

Basic and diluted net (loss) income per share	$(0.05)	$(0.00)	$(0.09)	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of September 30, 2023	5,709,500	$570	$—	$(8,486,582)	$(8,486,012)
Stock-based compensation	—	—	50,400	—	50,400
Proceeds allocated to Sponsor Shares for subscription agreement liability (see note 4)	—	—	108,634	—	108,634
Subsequent remeasurement of common stock subject to possible redemption	—	—	(159,034)	(308,850)	(467,884)
Net loss	—	—	—	(360,314)	(360,314)

Balance as of December 31, 2023	5,709,500	$570	$—	$(9,155,746)	$(9,155,176)
Stock-based compensation	—	—	25,200	—	25,200
Proceeds allocated to Sponsor Shares for subscription agreement liability (see note 4)	—	—	325,826	—	325,826
Subsequent remeasurement of common stock subject to possible redemption	—	—	(347,252)	—	(347,252)
Excise tax payable on redemption	—	—	(3,774)	(100,071)	(103,845)
Net loss	—	—	—	(380,846)	(380,846)

Balance as of March 31, 2024	5,709,500	$570	$—	$(9,636,663)	$(9,636,093)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of September 30, 2022	5,709,500	$570	$941,796	$(4,091,693)	$(3,149,327)
Stock-based compensation	—	—	27,963	—	27,963
Subsequent remeasurement of common stock subject to possible redemption	—	—	—	(2,479,343)	(2,479,343)
Net income	—	—	—	607,027	607,027

Balance as of December 31, 2022	5,709,500	$570	$969,759	$(5,964,009)	$(4,993,680)
Stock-based compensation	—	—	27,963	—	27,963
Capital contribution made by Sponsor related to the shareholder non-redemption agreements	—	—	1,102,909	—	—
Cost of raising capital related to the shareholder non-redemption agreements	—	—	(1,102,909)	—	—
Subsequent remeasurement of common stock subject to possible redemption	—	—	—	(669,074)	(669,074)
Excise tax payable on redemption	—	—	(997,722)	(173,077)	(1,170,799)
Net loss	—	—	—	(27,143)	(27,143)

Balance as of March 31, 2023	5,709,500	$570	$—	$(6,833,303)	$(6,832,733)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(741,160)	$579,884
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(604,992)	(2,264,081)
Interest expense	124,198	—
Stock-based compensation	75,600	55,926
Changes in current assets and liabilities:
Prepaid expenses	29,824	58,206
Accounts payable and accrued expenses	684,212	407,667
Income tax payable	43,761	35,497
Franchise tax payable	10,500	(68,800)

Net cash used in operating activities	(378,057)	(1,195,701)

Cash Flows from Investing Activities:
Withdrawals from Trust Account for redemptions	10,384,496	117,079,879
Withdrawals from Trust Account to pay for income and franchise taxes	156,174	804,072
Principal deposited in Trust Account	(382,840)	(1,500,000)

Net cash provided by investing activities	10,157,830	116,383,951

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	212,161	1,950,000
Proceeds from subscription agreement	440,000	—
Redemptions of class A shares	(10,384,496)	(117,079,879)

Net cash used in financing activities	(9,732,335)	(115,129,879)

Net change in cash	47,438	58,371
Cash, beginning of the period	60,284	177,578

Cash, end of the period	$107,722	$235,949

Supplemental disclosure of non-cash financing activities and taxes paid:
Subsequent remeasurement of common stock subject to possible redemption	$815,136	$3,148,417

Excise tax payable on redemptions	$103,845	$1,170,799

Cost of issuance of debt under Polar agreement	$434,460	$—

Income taxes paid	$71,153	$407,687

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
Note–1 - Organization, Business Operations and Going Concern
Armada Acquisition Corp. I (the “Company
” or “Armada
”) is a blank check company incorporated as a Delaware corporation on November 5, 2020.

The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). On December 17, 2021
,
the Company entered into a business combination agreement with a target business which was amended and restated on June 16, 2023, and further amended on August 4, 2023. The Company concentrated its efforts in identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.
As of March 31, 2024, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through March 31, 2024, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated
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
Following the closing of the IPO, a total of $150,000,000 ($10.00 per Unit) was held in the Trust Account (“Trust Account”). The funds held in the Trust Account are required to be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on August 10, 2023 we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of a Business Combination or our liquidation. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay tax obligations and up to $100,000 to pay dissolution expenses, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account except as follows: (i) the redemption of public shares held by stockholders requesting redemption in connection with the approval by the stockholders of an amendment to the Company’s charter to further extend the required time during which the Company must complete a Business Combination; (ii) the redemption of public shares held by stockholders requesting redemption in connection with the approval by the stockholders of a proposed Business Combination; (iii) upon the completion of a Business Combination; or (iv) the redemption of all remaining public shares if the Company has not completed a Business Combination during the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.
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
On August 8, 2023, the Company deposited $70,900 into the Trust Account thereby extending the Combination Period until September 17, 2023, and on each of September 12, 2023, October 11, 2023, November 9, 2023, December 15, 2023 and January 16, 2024, the Company deposited $70,900 into the Trust Account, thereby extending the Combination Period for five additional months or until February 17, 2024. On February 13, 2024, the Company deposited $49,619 into the Trust Account thereby extending the Combination Period until March 17, 2024, and on each of March 13, 2024 and April 16, 2024, the Company deposited $49,619 into the Trust Account thereby extending the Combination Period for an additional two months or until May 17, 2024.
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
On June 16, 2023, the Company, Rezolve, Rezolve AI Limited, a private limited liability company incorporated under the laws of England and Wales (“Rezolve AI”) and Rezolve Merger Sub amended and restated the Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) by way of a Deed of Release, Amendment and Restatement to, among other things, amend (a) the enterprise value of Rezolve by which the aggregate stock consideration is calculated to $1.60 billion, and (b) provide for (i) a pre-Closing
demerger (the“Pre-Closing Demerger”) of Rezolve pursuant to UK legislation under which (x) part of Rezolve’s business and assets (being all of its business and assets except for certain shares in Rezolve Information Technology (Shanghai) Co Ltd and its wholly owned subsidiary Nine Stone (Shanghai) Ltd and Rezolve Information Technology (Shanghai) Co Ltd Beijing Branch and certain other excluded assets) are to be transferred to Rezolve AI in exchange for the issue by Rezolve AI of shares of the same classes of capital stock as in Rezolve for distribution among the original shareholders of Rezolve in proportion to their holdings of shares of each class of capital stock in Rezolve as at immediately prior to the
Pre-Closing
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
In connection with the approval of the Third Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $297,714 (the “Second Extension Note”) to the Sponsor. The Second Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Second Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $49,619 to be deposited into the Trust Account within three business days following February 17, 2024, and up to $248,095 in five equal installments to be deposited into the Trust Account for each of the five one-month
extensions. On February 13, 2024, the Company deposited $49,619 into the Trust Account thereby extending the Combination Period until March 17, 2024, and on each of March 13, 2024 and April 16, 2024, the Company deposited $49,619 into the Trust Account thereby extending the Combination Period for an additional two months or until May 17, 2024. The payments made on February 13, 2024 and March 13, 2024 were funded under the terms of the Subscription Agreement with Polar (see Note 4 below).
Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
As of March 31, 2024, the Company had $107,722 of cash in its bank operating account and a working capital deficiency of approximately $9.7 million.
Following the completion of our IPO, the Sponsor has from time to time provided loans to the Company in order to assist the Company to fund its working capital needs and to provide funds to pay for the extensions of the Combination Period, all as more fully described in Note 3.
The aggregate balance outstanding under all promissory notes, including the Extension Note and the Second Extension Note, was $2,776,600 and $2,564,439 as of March 31, 2024, and September 30, 2023, respectively. The balance of subscription agreement liability (net of debt discount) was $129,738 as of March 31, 2024, and $0 as of September 30, 2023.
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
As discussed above, during February 2023, holders of 11,491,148 shares of Common Stock elected to redeem their shares in connection with the Extension. As a result, $117,079,879 was removed from the Company’s Trust Account to pay such holders. During August 2023, holders of 1,145,503 shares of Common Stock elected to redeem their shares in connection with the Second Amendment Extension Proposal. As a result, $12,095,215 was removed from the Company’s Trust Account to pay such holders. During February 2024, holders of 945,662 shares of Common Stock elected to redeem their shares in connection with the Third Amendment Extension Proposal. As a result, $10,384,496 was removed from the Company’s Trust Account to pay such holders.
Management has evaluated the requirements of the IR Act and the Company’s operations, and has determined that $1,395,596 related to the redemptions as described above is required to be recorded as a liability on the Company’s balance sheet as of March 31, 2024. This liability will be reevaluated and remeasured at the end of each quarterly period.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows for the period presented in the unaudited condensed financial statements. Operating results for the three and six months ended March 31, 2024, are not necessarily indicative of the results that may be expected through September 30, 2024.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on

Form

10-K,
as filed with
t
he
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
Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $107,722 and $60,284 in cash as of March 31, 2024 and September 30, 2023, respectively.
Investments Held in Trust Account
As of both March 31, 2024, and September 30, 2023, the assets held in the Trust Account were held in an interest bearing demand deposit account. To mitigate the risk that the Company may be deemed an investment company for purposes of the Investment Company Act, on August 10, 2023, the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account until the earlier of consummation of a Business Combination or liquidation. Furthermore, such cash is held in bank accounts which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2024 and September 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ deficit. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,417,687 and 2,363,349 and shares of common stock as of March 31, 2024 and September 30, 2023 subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of common stock subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
At March 31, 2024 and September 30, 2023, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Proceeds allocated to Public Warrants	(11,700,000)
Issuance costs related to common stock	(3,261,589)
Remeasurement of carrying value to redemption value	14,961,589
Subsequent remeasurement of carrying value to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account for taxes)	548,862
Common stock subject to possible redemption – September 30, 2022	$150,548,862

Redemptions	(129,175,094)
Remeasurement of carrying value to redemption value	3,943,038
Common stock subject to possible redemption – September 30, 2023	$25,316,806

Remeasurement of carrying value to redemption value	467,884
Common stock subject to possible redemption – December 31, 2023	$25,784,690

Redemptions	(10,384,496)
Remeasurement of carrying value to redemption value	347,252
Common stock subject to possible redemption – March 31, 2024	$15,747,446

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
The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net (loss) income per common stock because the redemption value approximates fair value.

	For the Three Months Ended March 31,
	2024		2023
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(94,932)	$(285,914)	$(15,605)	$(11,538)
Denominator
Weighted-average shares outstanding	1,895,714	5,709,500	7,722,273	5,709,500
Basic and diluted net (loss) income per share	$(0.05)	$(0.05)	$(0.00)	$(0.00)

	For the Six Months Ended March 31,
	2024		2023
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(201,430)	$(539,730)	$386,387	$193,497
Denominator
Weighted-average shares outstanding	2,130,809	5,709,500	11,401,124	5,709,500
Basic and diluted net (loss) income per share	$(0.09)	$(0.09)	$0.03	$0.03
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
On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. The aforementioned transfer is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The aggregate fair value of these shares was $509,552 at issuance. A total of 100,000 shares vested upon consummation of the Initial Public Offering. The remaining 105,000 shares vest in equal quarterly installments until the second anniversary of the consummation of the Company’s Initial Public Offering, or August 17, 2023. At March 31, 2024, all shares under the June 16, 2021 grant were vested.
On June 26, 2023, the Sponsor allocated 270,000 shares to its three independent directors (90,000 each) and 100,000 shares to an executive officer. The aforementioned transfer is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the transfer date. The aggregate fair value of these shares was $207,200 at the date of the transfer. A total of 190,000 shares vested upon the transfer date. The remaining 180,000 shares will vest as follows: 90,000 upon the 6 month anniversary of the transfer date; and 90,000 upon the one year anniversary of the transfer date, provided that all unvested shares would become vested upon consummation of initial business combination. The Company recognized $75,600 of stock-based compensation related to this grant for the six months ended March 31, 2024.
The Company recognized $75,600 and $55,926 of stock-based compensation for the six-month
periods ended March 31, 2024 and March 31, 2023, respectively and $25,200 and $27,963 of stock-based compensation for the three month periods ended March 31, 2024 and 2023, respectively.
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
As of March 31, 2024, and September 30, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (18.35%) and 43.32% for the six months ended March 31, 2024, and 2023 . The effective tax rate differs from the statutory tax rate of 21% due to valuation allowance on the deferred tax assets and permanent differences related to the business acquisition expenses and interest expense related to subscription agreement liability.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024, and September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

As of March 31, 2024, and September 30, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (14.11)% and 117.43% for the three months ended March 31, 2024 and 2023. Our effective tax rate was (18.35)% and 43.32% for the six months ended March 31, 2024 and 2023. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2024, and 2023, due to the valuation allowance on the deferred tax assets
and
permanent differences related to the business acquisition and stock-based compensation expenses.
Debt
D
iscounts
Debt discounts represent issuance costs related to subscription agreement liability, and are included in the condensed consolidated balance sheets as a direct deduction from the face amount of the subscription agreement liability. Debt discounts are amortized over the term of the related subscription agreements and are included in the interest expense.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU
2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU
2023-09)”,
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU
2023-09
will have a material impact on its financial statements and disclosures.
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
Representative Common Stock
On February 8, 2021, EarlyBirdCapital, Inc. and Northland Securities, Inc. (“Northland”) purchased 162,500 and 87,500 shares of common stock (“representative shares”), respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25. On May 29, 2021, Northland returned 87,500 shares of common stock to the Company, for no consideration, which were subsequently cancelled.
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
Promissory
Notes-to
Related Party
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034, which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $0 and $4,300 on behalf of the Sponsor for tax services in the three and six-month
periods ended March 31, 2024 and 2023, respectively. These amounts were applied against the balance owing to the Sponsor under the remaining promissory note. As of March 31, 2024 and September 30, 2023, the net amount outstanding under the promissory note was $247,454 and $247,454, respectively.
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

On July 28, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $125,245. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $125,245 as of March 31, 2024.
On August 2, 2023, the Company entered into a promissory note to the Sponsor in the amount of up to $425,402. The Extension Note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to $425,402 of the total principal amount of this note, in whole or in part at the option of the Sponsor, into common stock of the Company at a price of $10.00 per share (the “Common Stock”). The Common Stock shall be identical to the private placement shares issued to the Sponsor at the time of the Company’s IPO. On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023. On September 12, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to October 17, 2023. On October 10, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to November 17, 2023. On November 9, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to December 17, 2023. On December 19, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to January 17, 2024. As of March 31, 2024, $354,502 was drawn and outstanding under this note. Management has determined that the conversion feature described above should not be accounted for separately from its host instrument. The December 19, 2023 draw of $70,900 under the Extension Note was attributable to a draw down under the Subscription Agreement with Polar as described in the Note 4 below.
On August 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $20,840 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $20,840 as of March 31, 2024.
On September 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $79,099 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $79,099 as of March 31, 2024.
On October 10, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $59,099 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $59,099 as of March 31, 2024.
On November 20, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $12,510 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $12,510 as of March 31, 2024.
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
On January 16, 2024, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to February 17, 2024. The funds made available by the Sponsor to the Company under the Extension Note were attributable to a draw down under the Subscription Agreement with Polar described in Note 4 below.
On January 16, 2024, the Company borrowed $39,100 from the Sponsor to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. This promissory note was funded by the Sponsor pursuant to a draw down under the Subscription Agreement with Polar (as described in Note 4 below).
In connection with the approval of the Third Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $297,714 (the “Second Extension Note”) to the Sponsor. The Second Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Second Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $ 49,619 to be deposited into the Trust Account within three business days following February 17, 2024, and up to $248,095 in five equal installments to be deposited into the Trust Account for each of the five one-month
extensions.
On February 16, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to March 17, 2024. The funds made available by the Sponsor to the Company under the Second Extension Note were attributable to a draw down under the Subscription Agreement with Polar described in Note 4 below.
On February 16, 2024, the Company borrowed $60,381 from the Sponsor to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. This promissory note was funded by the Sponsor pursuant to a draw down under the Subscription Agreement with Polar described in Note 4 below.
On March 13, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to April 17, 2024. The funds made available by the Sponsor to the Company under the Second Extension Note were attributable to the fourth and final draw down under the Subscription Agreement with Polar described in Note 4 below.
On March 13, 2024, the Company borrowed $60,381 from the Sponsor to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. This promissory note was funded by the Sponsor pursuant to the fourth and final draw down under the Subscription Agreement with Polar described in Note 4 below.
The aggregate balance outstanding under all promissory notes, excluding the funding under the Subscription Agreement with Polar (as described in Note 4 below) was $2,776,600 and $2,564,439 as of March 31, 2024 and September 30, 2023, respectively.
Administrative Service Fee
Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended March 31, 2024, the Company incurred $30,000 and $60,000, respectively in administrative service fees. The Company has $10,000 and $0 related to the administrative service fees, included in the accounts payable as of March 31, 2024 and September 30, 2023, respectively.
Note 4 — Subscription Agreement Liability
Effective December 12, 2023, the Company and the Sponsor entered into a subscription agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party of the Company, pursuant to which Polar agreed to make certain capital contributions (the “Investor Capital Contribution”) from time to time, at the request of the Sponsor, subject to the terms and conditions of the Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund the Company’s working capital needs and extension payments. In exchange for the commitment of Polar to provide the Investor Capital Contribution, (i) the Sponsor will transfer shares of common stock, par value $0.0001 per share, to Polar at the closing of its initial business combination, as further described below; and (ii) the Company and the Sponsor have agreed jointly and severally to return the Investor Capital Contribution to the Investor at the closing of an initial business combination. The maximum aggregate Investor Capital Contribution is $440,000, with an initial Investor Capital Contribution of $110,000 available for drawdown within five (5) business days of the Subscription Agreement and the remaining amount to be available for drawdown in three equal tranches of $110,000 during January, February and March 2024. On December 19, 2023, the initial Investor Capital Contribution of $110,000 was funded to the Sponsor, on January 16, 2024, the second Investor Capital Contribution of $110,000 was funded to the Sponsor, on February 13, 2024, the third Investor Capital Contribution of $110,000 was funded to the Sponsor, and on March 13, 2024, the fourth and final Investor Capital Contribution of $110,000 was funded to the Sponsor. In exchange for the foregoing commitment of Polar to make the Investor Capital Contributions to the Sponsor, the Company agrees to, or cause the surviving entity following the closing of the Company’s initial business combination to, issue 880,000 shares of
Company’s
common stock
.

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
The Company accounts for the subscription agreement liability as a bundled transaction with allocation of individual items based on their relative fair values. The fair value of shares issuable under the Subscription Agreement is considered cost of borrowing of the funds lent by the Sponsor upon receipt of the Contributions from the Investor and the net amount is recorded as subscription agreement liability in the Company’s condensed
balance sheet. The Company recognized $434,460 of cost of borrowing attributable to the draws under the Subscription Agreement. Such cost of borrowing is amortized over the term of the Subscription Agreement and is included in the Company’s statement of operations as interest expense. For the six months ended March 31, 2024, the Company recorded $124,198 of interest expense attributable to the previously recognized cost of borrowing. The net amount of subscription liability of $129,738 is presented as a separate line item in the Company’s condensed
balance sheet as of March 31, 2024.
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
Financial Advisory Fee
The Company has engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to one (1.0) percent of the aggregate proceeds of the IPO, or $1,500,000, upon closing of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. On August 18, 2021, the Company paid to CCM an aggregate of $1,500,000. The Company engaged CCM as a capital markets advisor in connection with the initial Business Combination for which it will earn an advisory fee of $3,000,000 payable only upon closing of the Business Combination. The Company also engaged CCM as a financial advisor in connection with the initial Business Combination for which it will earn an advisory fee of $8,750,000 payable only upon closing of the Business Combination.
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
The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from June 21, 2023 through June 20, 2024 with a monthly fee of $8,000, which will increase to $12,000 upon the closing of the initial Business Combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon completion of initial Business Combination, Bishop would be entitled to a success fee of $100,000 payable only upon closing of the initial Business Combination.

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
Non-RedemptionAgreements
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
Note 6 — Recurring Fair Value Measurements
Funds in the Company’s Trust Account were held in an interest-bearing demand deposit account as of March 31, 2024 and September 30, 2023 and classified as Level 1 in the hierarchy of fair value measurements with carrying value approximating fair value.

	March 31, 2024		December 31, 2023
	Level	Amount	Level	Amount
Assets:
Interest-bearing demand deposit account	1	$15,771,190	1	$25,324,028
Note 7 — Stockholders’ Deficit
Preferred stock
The Company is authorized to issue 1,000,000 shares of preferred stock with apar value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and September 30, 2023, there were no shares of preferred stock issued or outstanding.
Common stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2024 and September 30, 2023, there were 5,709,500 shares of common stock issued and outstanding, excluding 1,417,687 and 2,363,349 shares subject to redemption, respectively. On February 3, 2021, affiliates of the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Founder Shares. On February 8, 2021, EarlyBirdCapital, Inc. and Northland purchased 162,500 and 87,500 representative shares, respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00.
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

•
if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within
a30-tradingday
period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

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
Note 8— Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these condensed
financial statements.
On April 16, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to May 17, 2024.
On April 16, 2024 the Company issued a promissory note to the Sponsor for the aggregate amount of $53,388 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
On April 18, 2024, the
Company
entered into a subscription agreement with an entity related to the Sponsor pursuant to which (i) the entity funded $33,008 to the Sponsor which is to be returned to the entity by the Sponsor promptly following the closing of the initial business combination and (ii) as an inducement for the investment, the Sponsor allocated 33,000 Founder Shares to the entity. The funds received from the entity were loaned by the Sponsor to the Company.
On April 22, 2024 the Company issued a promissory note to the Sponsor for the aggregate amount of $40,939 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
On April 25, 2024 the Company issued a promissory note to the Sponsor for the aggregate amount of $19,054 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

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

If we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company has extended the Combination Period to May 17, 2024, and currently has the right to further extend the Combination Period until no later than August 17, 2024.

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

The aggregate balance outstanding under all promissory notes from the Company to the Sponsor, including the Extension Note and Second Extension Note , was $2,776,600 and $2,564,439 as of March 31, 2024, and September 30, 2023, respectively.

On April 16, 2024, the Company borrowed $49,619 from the Sponsor under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to May 17, 2024.

On April 16, 2024 the Company issued a promissory note to the Sponsor for the aggregate amount of $53,388 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On April 22, 2024 the Company issued a promissory note to the Sponsor for the aggregate amount of $40,939 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

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

Incentive Plan

Under the Amendment, the Company and Rezolve agreed and acknowledged that following March 31, 2024, the Rezolve Board has the right to increase the number of Rezolve shares under the Rezolve Incentive Plan by up to 5% per annum for each calendar year commencing in and including 2023, subject to appropriate shareholder approval as required by applicable law or the NASDAQ rules and regulations.

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

Results of Operations

For the three months ended March 31, 2024, we had a net loss of $380,846, which consisted of formation and operating costs of $459,911, stock-based compensation of $25,200, and income tax provision of $47,080, partially offset by trust interest income of $270,156 and interest expense of $118,811.

For the six months ended March 31, 2024, we had a net loss of $741,160, which consisted of formation and operating costs of $1,031,440, stock-based compensation of $75,600, and income tax provision of $114,914, partially offset by trust interest income of $604,992 and interest expense of $124,198.

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

On February 15, 2024, the stockholders approved a third amendment to the Company’s certificate of incorporation to extend the Combination Period for up to six additional months or until no later than August 17, 2024. On February 13, 2024, the Company deposited $49,900 into the Trust Account thereby extending the Combination Period until March 17, 2024, and on each of March 13, 2024 and April 16, 2024, the Company deposited $49,900 into the Trust Account thereby extending the Combination Period for an additional two months or until May 17, 2024.

However, if we are unable to complete the initial Business Combination within the Combination Period (unless such period is further extended pursuant to the approval of our stockholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of March 31, 2024, the Trust Account has released $140,787,627 to the Company to pay tax obligations and for redemptions, including $139,559,590 for redemptions and $1,228,038 for tax obligations. As of September 30, 2023, the Trust Account has released $130,246,958 to the Company to pay tax obligations and for redemptions, including $129,175,094 for redemptions and $1,071,864 for tax obligations.

Liquidity and Going Concern

As of March 31, 2024, we had cash outside our Trust Account of $107,722, available for working capital needs. The amount of $15,771,190 as of March 31, 2024, held in the Trust Account is generally unavailable for our use, prior to an initial business combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our 2024 annual franchise tax obligations to be $90,400, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Trust Account has released $ 1,228,038 and $1,071,864 as of March 31, 2024 and September 30, 2023, respectively, to the Company to pay its income and franchise tax obligations.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, continue to loan us funds as may be required. If we complete a business combination, we would repay the loans to the extent funds are available. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans. Such loans would be evidenced by promissory notes and would be repaid upon consummation of a business combination, without interest. There was a balance due to the Sponsor of $2,776,600 and $2,564,439 under the loans (including the Extension Note and the Second Extension Note) as of March 31, 2024 and September 30, 2023, respectively. The balance of subscription agreement liability (net of debt discount) was $129,738 as of March 31, 2024, and $0 as of September 30, 2023.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted principles, which require management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses for the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable taking into account our circumstances and future expectations based on the available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if (i) the accounting estimate requires to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. There are items in our financial statements that require estimation but are not deemed to be critical, as defined above.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity (deficit). The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,417,687 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

Accretion of the carrying value of common stock subject to redemption value is excluded from net (loss) income per common stock because the redemption value approximates fair value.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)”, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

The maximum aggregate Investor Capital Contribution is $440,000, with an initial Investor Capital Contribution of $110,000 available for drawdown within five (5) business days of the Polar Subscription Agreement and the balance available for drawdown in three equal monthly tranches of $110,000 during January, February and March 2024. The initial Investor Capital Contribution of $110,000 has been funded to the Sponsor, on January 16, 2024, the second Investor Capital Contribution of $110,000 was funded, and on February 13, 2024, the third Investor Capital Contribution of $110,000 was funded, and on March 13, 2024, the fourth and final Investor Capital Contribution of $110,000 was funded.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our interna control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

2.1	Amended and Restated Standby Equity Purchase Agreement, dated as of February 2, 2024, by and among the Company, Rezolve Limited, Rezolve AI Limited and YA II PN, Ltd	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2024 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)- 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: May 14, 2024	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)