Form 10-Q
period 2024-06-30
Armada Acquisition Corp. I
filed 2024-08-21
CIK 1844817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
of the Exchange Act):  Yes ☒ No ☐
At August 15, 2024, immediately prior to giving effect to the business combination with Rezolve AI Limited, there were 5,826,796 shares of Common Stock, $0.0001 par value per share (“Common Stock”), issued and outstanding.

ARMADA ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARMADA ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2024	September 30, 2023
	Unaudited
Assets
Cash	$13,242	$60,284
Prepaid expenses	41,788	33,605

Total current assets	55,030	93,889
Cash held in Trust Account	16,126,337	25,324,028

Total Assets	$16,181,367	$25,417,917

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,035,757	$4,708,050
Franchise tax payable	46,000	12,100
Income tax payable	50,026	10,783
Subscription agreements liability, net	354,503	—
Promissory Notes-Related Party	3,056,726	2,564,439
Excise tax payable	1,395,596	1,291,751

Total current liabilities	10,938,608	8,587,123

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 1,417,687 and 2,363,349 shares at redemption value of approximately $11.31 and $10.71 per share at June 30, 2024 and September 30, 2023, respectively	16,040,786	25,316,806
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,709,500 shares issued and outstanding (excluding 1,417,687 and 2,363,349 shares subject to possible redemption) at June 30, 2024 and September 30, 2023, respectively	570	570
Additional paid-in capital	261,161	—
Accumulated deficit	(11,059,758)	(8,486,582)

Total Stockholders’ Deficit	(10,798,027)	(8,486,012)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$16,181,367	$25,417,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Formation and operating costs	$844,718	$775,911	$1,876,158	$1,960,998
Stock-based compensation	526,209	134,363	601,809	190,289

Loss from operations	(1,370,927)	(910,274)	(2,477,967)	(2,151,287)
Other (expense) income
Interest expense	(220,050)	—	(344,248)	—
Trust interest income	206,289	433,066	811,281	2,697,147

Total other (expense) income, net	(13,761)	433,066	467,033	2,697,147
Loss before provision for income taxes	(1,384,688)	(477,208)	(2,010,934)	545,860
Provision for income taxes	(38,407)	(82,376)	(153,321)	(525,560)

Net (loss) income	$(1,423,095)	$(559,584)	$(2,164,255)	$20,300

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,417,687	3,508,852	1,893,969	8,770,367

Basic and diluted net (loss) income per share	$(0.20)	$(0.06)	$(0.28)	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,709,500	5,709,500	5,709,500	5,709,500

Basic and diluted net (loss) income per share	$(0.20)	$(0.06)	$(0.28)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of September 30, 2023	5,709,500	$570	$—	$(8,486,582)	$(8,486,012)
Stock-based compensation	—	—	50,400	—	50,400
Proceeds allocated to Sponsor Shares for subscription agreement liability (see note 4)	—	—	108,634	—	108,634
Subsequent remeasurement of common stock subject to possible redemption	—	—	(159,034)	(308,850)	(467,884)
Net loss	—	—	—	(360,314)	(360,314)

Balance as of December 31, 2023	5,709,500	$570	$—	$(9,155,746)	$(9,155,176)
Stock-based compensation	—	—	25,200	—	25,200
Proceeds allocated to Sponsor Shares for subscription agreement liability (see note 4)	—	—	325,826	—	325,826
Subsequent remeasurement of common stock subject to possible redemption	—	—	(347,252)	—	(347,252)
Excise tax payable on redemption	—	—	(3,774)	(100,071)	(103,845)
Net loss	—	—	—	(380,846)	(380,846)

Balance as of March 31, 2024	5,709,500	$570	$—	$(9,636,663)	$(9,636,093)
Stock-based compensation	—	—	526,209	—	526,209
Proceeds allocated to Sponsor Shares for subscription agreement liability (see note 4)	—	—	28,292	—	28,292
Subsequent remeasurement of common stock subject to possible redemption	—	—	(293,340)	—	(293,340)
Net loss	—	—	—	(1,423,095)	(1,423,095)

Balance as of June 30, 2024	5,709,500	$570	$261,161	$(11,059,758)	$(10,798,027)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of September 30, 2022	5,709,500	$570	$941,796	$(4,091,693)	$(3,149,327)
Stock-based compensation	—	—	27,963	—	27,963
Remeasurement of common stock subject to possible redemption	—	—	—	(2,479,343)	(2,479,343)
Net income	—	—	—	607,027	607,027

Balance as of December 31, 2022	5,709,500	$570	$969,759	$(5,964,009)	$(4,993,680)
Stock-based compensation	—	—	27,963	—	27,963
Capital contribution made by Sponsor related to the stockholder non-redemption agreements			1,102,909
Cost of raising capital related to the stockholder non-redemption agreements			(1,102,909)
Remeasurement of common stock subject to possible redemption	—	—	—	(669,074)	(669,074)
Excise tax payable on redemption	—	—	(997,722)	(173,077)	(1,170,799)
Net loss	—	—	—	(27,143)	(27,143)

Balance as of March 31, 2023	5,709,500	$570	$—	$(6,833,303)	$(6,832,733)
Stock-based compensation	—	—	134,363	—	134,363
Remeasurement of common stock subject to possible redemption	—	—	—	(329,131)	(329,131)
Net loss	—	—	—	(559,584)	(559,584)

Balance as of June 30, 2023	5,709,500	$570	$134,363	$(7,722,018)	$(7,587,085)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,164,255)	$20,300
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(811,281)	(2,697,147)
Interest expense	344,248	—
Stock-based compensation	601,809	190,289
Changes in current assets and liabilities:
Prepaid expenses	(8,183)	25,706
Accounts payable and accrued expenses	1,327,705	979,793
Income tax payable	39,243	117,873
Franchise tax payable	33,900	(28,000)

Net cash used in operating activities	(636,814)	(1,391,186)

Cash Flows from Investing Activities:
Withdrawals from trust for redemptions	10,384,496	117,079,879
Withdrawals from trust to pay for taxes	156,174	804,072
Principal deposited in Trust Account	(531,697)	(1,500,000)

Net cash provided by investing activities	10,008,973	116,383,951

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	492,287	1,950,000
Proceeds from subscription agreement	473,008	—
Redemptions of shares	(10,384,496)	(117,079,879)

Net cash used in financing activities	(9,419,201)	(115,129,879)

Net change in cash	(47,042)	(137,114)
Cash, beginning of the period	60,284	177,578

Cash, end of the period	$13,242	$40,464

Supplemental disclosure of non-cash financing activities:
Remeasurement of common stock subject to possible redemption	$1,108,476	$3,477,548

Excise tax payable on redemptions	$103,845	$1,170,799

Income Taxes Paid	$114,078	$—

Cost of issuance of debt under subscription agreements	$462,751	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARMADA ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
Note–1 - Organization, Business Operations and Going Concern
Armada Acquisition Corp. I (the “Company” or “Armada”) is a blank check company incorporated as a Delaware corporation on November 5, 2020. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). On December 17, 2021, the Company entered into a business combination agreement with a target business which was amended and restated on June 16, 2023, and further amended on August 4, 2023. The Company concentrated its efforts in identifying businesses in the financial services industry with particular emphasis on businesses that are providing or changing technology for traditional financial services.
As of June 30, 2024, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through June 30, 2024, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
On August 8, 2023, the Company deposited $70,900 into the Trust Account thereby extending the Combination Period until September 17, 2023, and on each of September 12, 2023, October 11, 2023, November 9, 2023, December 15, 2023 and January 16, 2024, the Company deposited $70,900 into the Trust Account, thereby extending the Combination Period for five additional months or until February 17, 2024. On February 13, 2024, the Company deposited $49,619 into the Trust Account thereby extending the Combination Period until March 17, 2024, and on each of March 13, 2024 and April 16, 2024, May 17, 2024, June 17, 2024 and July 16, 2024, the Company deposited $49,619 into the Trust Account thereby extending the Combination Period until August 17, 2024.
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

On August 2, 2023, the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which Armada has to consummate a Business Combination from August 17, 2023 (the “Original Termination Date”) to September 17, 2023 (the “Charter Extension Date”) and to allow Armada, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of Armada’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 17, 2024, or a total of up to nine months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). The stockholders of Armada approved the Second Extension Amendment Proposal at the special meeting and on August 3, 2023, Armada filed the Charter Amendment with the Delaware Secretary of State.
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
On February 15, 2024, the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from February 17, 2024 (the “Termination Date”) to March 17, 2024 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 17, 2024, or a total of up to nine months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Third Extension Amendment Proposal”). The stockholders of the Company approved the Third Extension Amendment Proposal at the special meeting and on February 15, 2024 the Company filed the Charter Amendment with the Delaware Secretary of State.
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
As of June 30, 2024, the Company had $13,242 of cash in its bank operating account and a working capital deficiency of approximately $10.9 million.
Following the completion of our IPO, the Sponsor has from time to time provided loans to the Company in order to assist the Company to fund its working capital needs and to provide funds to pay for the extensions of the Combination Period, all as more fully described in Note 3.
The aggregate balance outstanding under all promissory notes, including the Extension Note and the Second Extension Note, was $3,056,726 and $2,564,439 as of June 30, 2024, and September 30, 2023, respectively. The balance of subscription agreement liability (net of debt discount) was $354,503 as of June 30, 2024, and $0 as of September 30, 2023.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards
Update(“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 17, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company completed its Business Combination on August 15, 2024.

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
Management has evaluated the requirements of the IR Act and the Company’s operations, and has determined that $1,395,596 related to the redemptions as described above is required to be recorded as a liability on the Company’s balance sheet as of June 30, 2024. This liability will be reevaluated and remeasured at the end of each quarterly period.
During the third quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.
The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows for the period presented in the unaudited condensed financial statements. Operating results for the three and nine months ended June 30, 2024, are not necessarily indicative of the results that may be expected through September 30, 2024.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K,
as filed with the SEC on December 4, 2023.
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
growth companies but any

such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the
p
otential differences in accounting standards used.
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
Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $13,242 and $60,284 in cash as of June 30, 2024 and September 30, 2023, respectively.
Cash Held in Trust Account
As of both June 30, 2024, and September 30, 2023, the assets held in the Trust Account were held in an interest-bearing demand deposit account. To mitigate the risk that the Company may be deemed an investment company for purposes of the Investment Company Act, on August 10, 2023, the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account until the earlier of consummation of a Business Combination or liquidation. Furthermore, such cash is held in bank accounts which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2024 and September 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements of
ASC340-10-S99-1and
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ deficit. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,417,687 and 2,363,349 and shares of common stock as of June 30, 2024 and September 30, 2023 subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of common stock subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
At June 30, 2024 and September 30, 2023, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Proceeds allocated to Public Warrants	(11,700,000)
Issuance costs related to common stock	(3,261,589)
Remeasurement of carrying value to redemption value	14,961,589
Subsequent remeasurement of carrying value to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account for taxes)	548,862
Common stock subject to possible redemption – September 30, 2022	$150,548,862
Redemptions	(129,175,094)
Remeasurement of carrying value to redemption value	3,943,038
Common stock subject to possible redemption – September 30, 2023	$25,316,806
Redemptions	(10,384,496)
Remeasurement of carrying value to redemption value	1,108,476

Common stock subject to possible redemption – June 30, 2024	$16,040,786

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
The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net (loss) income per common stock because the redemption value approximates fair value.

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2024		2023		2024		2023
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net (loss) income per share
Numerator: Allocation of net (loss) income, as adjusted	$(283,071)	$(1,140,024)	$(212,999)	$(346,585)	$(539,100)	$(1,625,155)	$12,296	$8,004
Denominator:
Basic and diluted weighted average shares outstanding	1,417,687	5,709,500	3,508,852	5,709,500	1,893,969	5,709,500	8,770,367	5,709,500

Basic and diluted net (loss) income per share	$(0.20)	$(0.20)	$(0.06)	$(0.06)	$(0.28)	$(0.28)	$0.00	$0.00
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
On June 16, 2021, the Sponsor transferred 50,000 shares to each of its Chief Executive Officer and to its President and 35,000 shares to each of its three independent directors. The aforementioned transfer is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The aggregate fair value of these shares was $509,552 at issuance. A total of 100,000 shares vested upon consummation of the Initial Public Offering. The remaining 105,000 shares vest in equal quarterly installments until the second anniversary of the consummation of the Company’s Initial Public Offering, or August 17, 2023. At June 30, 2024, all shares under the June 16, 2021 grant were vested.
On June 26, 2023, the Sponsor allocated 270,000 shares to its three independent directors (90,000 each) and 100,000 shares to an executive officer. The aforementioned transfer is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the transfer date. The aggregate fair value of these shares was $207,200 at the date of the transfer. A total of 190,000 shares vested upon the transfer date. The remaining 180,000 shares will vest as follows: 90,000 upon the 6 month anniversary of the transfer date; and 90,000 upon the one year anniversary of the transfer date, provided that all unvested shares would become vested upon consummation of initial business combination. The Company recognized $100,800 of stock-based compensation related to this grant for the nine months ended June 30, 2024.
On April 18, 2024, the Chief Executive Officer and President of the Company each purchased 75,000 Founder Shares (or an aggregate of 150,000 shares) from other members of the Sponsor for $.006 per share or a total of $900. The Sponsor allocated these Founder Shares from the selling members to the Chief Executive Officer and President. The aforementioned transfer is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the transfer date. The excess of the fair value of the shares purchased by executives over the price that they paid for these shares is recorded as part of the stock compensation expense in the Company’s statement of operations.
The Company recognized $601,809 and $190,289 of stock-based compensation for the nine-month periods ended June 30, 2024 and June 30, 2023, respectively and $526,209 and $134,363 of stock-based compensation for the three month periods ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024, and September 30, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was
(2.77)% and (17.26)
% for the three months ended June 30, 2024 and 2023. Our effective tax rate was (7.62)% and 96.28% for the nine months ended June 30, 2024 and 2023. The effective tax rate differs from the statutory tax rate of
 21
% for the three and nine months ended June 30, 2024, and 2023, due to the valuation allowance on the deferred tax assets and permanent differences related to the business acquisition, stock-based compensation expenses and non-deductible interest.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024, and September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Debt Discounts
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
Promissory
Notes-to
Related Party
On May 9, 2022, the Sponsor loaned the Company the aggregate amount of $483,034 in order to assist the Company to fund its working capital needs. The loan is evidenced by two promissory notes in the aggregate principal amount of $483,034 from the Company, as maker, to the Sponsor, as payee. During July 2022, the Company fully repaid one of the promissory notes in the amount of $187,034, which represented monies loaned to the Company for the payment of Delaware franchise taxes. The Company utilized the interest earned on the Trust Account to repay the promissory note. The Company also paid $0 and $4,300 on behalf of the Sponsor for tax services in the three and nine-month periods ended June 30, 2024 and 2023, respectively. These amounts were applied against the balance owing to the Sponsor under the remaining promissory note. As of June 30, 2024 and September 30, 2023, the net amount outstanding under the promissory note was $247,454 and $247,454, respectively.
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

On July 28, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $125,245. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $125,245 as of June 30, 2024.
On August 2, 2023, the Company entered into a promissory note to the Sponsor in the amount of up to $425,402. The Extension Note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to $425,402 of the total principal amount of this note, in whole or in part at the option of the Sponsor, into common stock of the Company at a price of $10.00 per share (the “Common Stock”). The Common Stock shall be identical to the private placement shares issued to the Sponsor at the time of the Company’s IPO. On August 8, 2023, the Company borrowed $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to September 17, 2023. On September 12, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to October 17, 2023. On October 10, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to November 17, 2023. On November 9, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to December 17, 2023. On December 19, 2023, the Company borrowed an additional $70,900 under the Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to January 17, 2024. As of June 30, 2024, $354,502 was drawn and outstanding under this note. Management has determined that the conversion feature described above should not be accounted for separately from its host instrument. The December 19, 2023 draw of $70,900 under the Extension Note was attributable to a draw down under the Subscription Agreement with Polar as described in the Note 4 below.
On August 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $20,840 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $20,840 as of June 30, 2024.
On September 8, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $79,099 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $79,099 as of June 30, 2024.
On October 10, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $59,099 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $59,099 as of June 30, 2024.
On November 20, 2023, the Company issued a promissory note to the Sponsor for the aggregate amount of $12,510 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. The amount outstanding under this promissory note was $12,510 as of June 30, 2024.
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
In connection with the approval of the Third Extension Amendment Proposal, the Company issued an unsecured promissory note in the principal amount of up to $297,714 (the “Second Extension Note”) to the Sponsor. The Second Extension Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The proceeds of the Second Extension Note will be deposited in the Trust Account in connection with the Charter Amendment as follows: $ 49,619 to be deposited into the Trust Account within three business days following February 17, 2024, and up to $248,095 in five equal installments to be deposited into the Trust Account for each of the five one-month
extensions. As of June 30, 2024, $248,095 was drawn and outstanding under the Second Extension Note.
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
On April 16, 2024 the Company issued a promissory note to the Sponsor for the aggregate amount of $53,388 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time. This promissory note was partially funded by the Sponsor pursuant to the funds provided under the Subscription Agreement with Vellar described in Note 4 below.
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
On May 15, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to June 17, 2024.
On May 15, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $12,381 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
On June 6, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $5,150 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
On June 15, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to July 17, 2024.
On June 21, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $1,364 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
On June 21, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $32,000 to be used for working capital. The promissory note is non-interest
bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time
The aggregate balance outstanding under all promissory notes, excluding the funding under the Subscription Agreements (as described in Note 4 below) was $3,056,726 and $2,564,439 as of June 30, 2024 and September 30, 2023, respectively.
Administrative Service Fee
Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended June 30, 2024, the Company incurred $30,000 and $90,000
, respectively in administrative service fees. For each of the three and nine months ended June 30, 2023, the Company incurred and paid $
30,000 and $90,000, respectively, in administrative service fees. The Company has $60,000 and $0 related to the administrative service fees, included in the accounts payable as of June 30, 2024 and September 30, 2023, respectively.
Note 4 — Subscription Agreements Liability
Effective December 12, 2023, the Company and the Sponsor entered into a subscription agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party of the Company, pursuant to which Polar agreed to make certain capital contributions (the “Investor Capital Contribution”) from time to time, at the request of the Sponsor, subject to the terms and conditions of the Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund the Company’s working capital needs and extension payments. In exchange for the commitment of Polar to provide the Investor Capital Contribution, (i) the Sponsor will transfer shares of common stock, par value $0.0001 per share, to Polar at the closing of its initial business combination, as further described below; and (ii) the Company and the Sponsor have agreed jointly and severally to return the Investor Capital Contribution to the Investor at the closing of an initial business combination. The maximum aggregate Investor Capital Contribution is $440,000, with an initial Investor Capital Contribution of $110,000 available for drawdown within five (5) business days of the Subscription Agreement and the remaining amount to be available for drawdown in three equal tranches of $110,000 during January, February and March 2024. On December 19, 2023, the initial Investor Capital Contribution of $110,000 was funded to the Sponsor, on January 16, 2024, the second Investor Capital Contribution of $110,000 was funded to the Sponsor, on February 13, 2024, the third Investor Capital Contribution of $110,000 was funded to the Sponsor, and on March 13, 2024, the fourth and final Investor Capital Contribution of $110,000 was funded to the Sponsor. In exchange for the foregoing commitment of Polar to make the Investor Capital Contributions to the Sponsor, the Company agrees to, or cause the surviving entity following the closing of the Company’s initial business combination to, issue 880,000 shares of Company’s common stock.

In the event that Sponsor or the Company defaults in its obligations under the terms of the Subscription Agreement with Polar and in the event that such default continues for a period of five (5) business days following written notice to the Sponsor and Company (the “Default Date”), the Company (or the surviving entity following the
De-SPAC
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
The shares currently held by the Sponsor in consideration for the amount that has been funded by Polar as of or prior to the closing of an initial business combination (the “Subscription Shares”). The Company or the surviving entity of the business combination shall promptly file a registration statement for resale to register the Subscription Shares after the closing of an initial business combination, but no later than 45 calendar days after the closing of business combination, and cause the registration statement to be declared effective by 150 calendar days after the closing of an initial business combination. The Subscription Shares shall be free from the lockup provisions currently applicable to these shares (for a period of 180 days following the closing of the business combination), provided that the stockholders of the Company shall have approved a proposal to such effect at the stockholders meeting held to approve the initial business combination.
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
The Company accounts for the subscription agreements liability as a bundled transaction with allocation of individual items based on their relative fair values. The fair value of shares issuable under the Subscription Agreements is considered cost of borrowing of the funds lent by the Sponsor upon receipt of the Contributions from the Investor and the net amount is recorded as subscription agreement liability in the Company’s condensed balance sheet. The Company recognized $462,716 of cost of borrowing attributable to the draws under the Subscription Agreements. Such cost of borrowing is amortized over the term of the Subscription Agreements and is included in the Company’s statement of operations as interest expense. For the nine months ended June 30, 2024, the Company recorded $344,226 of interest expense attributable to the previously recognized cost of borrowing. The net amount of subscription liability of $354,503 is presented as a separate line item in the Company’s condensed balance sheet as of June 30, 2024.
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
Note 6 — Recurring Fair Value Measurements
Funds in the Company’s Trust Account were held in an interest-bearing demand deposit account
as of June 30, 2024 and September 30, 2023 and classified as Level 1 in the hierarchy of fair value measurements with carrying value approximating fair value.

	June 30, 2024		September 30, 2023
	Level	Amount	Level	Amount
Assets:
Interest-bearing demand deposit account	1	$16,126,337	1	$25,324,028
Note 7 — Stockholders’ Deficit
Preferred stock
The Company is authorized to issue 1,000,000 shares of preferred stock with apar value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and September 30, 2023, there were no shares of preferred stock issued or outstanding.
Common stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2024 and September 30, 2023, there were 5,709,500 shares of common stock issued and outstanding, excluding 1,417,687 and 2,363,349 shares subject to redemption, respectively. On February 3, 2021, affiliates of the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Founder Shares. On February 8, 2021, EarlyBirdCapital, Inc. and Northland purchased 162,500 and 87,500 representative shares, respectively, at an average purchase price of approximately $0.0001 per share, or an aggregate purchase price of $25.00.
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
In connection with the Business Combination Agreement, on July 4, 2024, Rezolve effected a pre-Closing demerger (the “Pre-Closing Demerger”) pursuant to UK legislation under which (x) part of Rezolve’s business and assets (being all of its business and assets except for certain shares in Rezolve Information Technology (Shanghai) Co Ltd and its wholly owned subsidiary Nine Stone (Shanghai) Ltd and Rezolve Information Technology (Shanghai) Co Ltd Beijing Branch) were transferred to Rezolve AI in exchange for the issue by Rezolve AI of shares of the same classes as in Rezolve Limited for distribution among the original shareholders of Rezolve in proportion to their holdings of shares of each class in Rezolve as at immediately prior to the Pre-Closing Demerger, (y) Rezolve AI assumed the secured convertible notes issued by Rezolve and (z) Rezolvewas placed into a members’ voluntary liquidation.
On July 5, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $5,150 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
On July 17, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to August 17, 2024.
On July 17, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $381 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.
On August 1, 2024, the Company held a special meeting of stockholders (the “Special Meeting”) virtually to approve, among other things, the Company’s initial business combination, as more fully described in the Definitive Proxy Statement filed with the U.S. Securities and Exchange Commission on July 10, 2024.
In connection with the Special Meeting, Public Stockholders holding 1,300,391 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $14,803,608 (approximately $11.38 per share) was removed from the Trust Account to pay such holders.
At the Special Meeting, the stockholders also approved a proposal to amend the Company’s second amended and restated certificate of incorporation to eliminate the limitation that the Company may not consummate a business combination to the extent the Company would have net tangible assets of less than $5,000,001, which amendment will be effective immediately prior to or upon consummation of a business combination in order to allow the Company to consummate the Business Combination irrespective of whether the Company would exceed such limitation.
On August 15, 2024, subsequent to the fiscal quarter ended June 30, 2024, the fiscal quarter to which this Quarterly Report on Form 10-Q relates, the Company consummated the previously announced business combination pursuant to the Business Combination Agreement, by and among the Company, Rezolve, Rezolve AI and the other parties thereto.
Upon consummation of the Business Combination, on August 15, 2024, (i) Rezolve AI effected a re-classification of its share capital whereby Rezolve AI series A shares were reclassified as ordinary shares of same class as existing ordinary shares on issue in Rezolve AI, with nominal value £0.0001 per share (the “Rezolve Ordinary Shares”), and (ii) the Company merged with and into Rezolve Merger Sub, with the Company surviving as a wholly owned subsidiary of Rezolve AI, with shareholders of the Company received Rezolve Ordinary Shares in exchange for their existing common stock of the Company and the Company warrant holders having their warrants automatically exchanged by assumption by Rezolve AI of the obligations under such warrants.
In contemplation of closing of the Business combination the Company has entered into the following agreements with their vendors which were not paid in cash at the closing of the Business Combination:
On July 30, 2024 the Company issued a promissory note to Northland Securities, Inc. (“Northland”) for an amount of $5,141,250 and agreed to pay interest on the principal amount outstanding from time to time from July 30, 2024 until the note is fully paid, at the rate of 10% per annum, compounded annually. The timing and repayment amounts under the note will depend on the amounts of financing raised by the Company and its direct and indirect parent companies after completion of the Business Combination. If more than (a) $25,000,000 in proceeds is raised while the note is outstanding, 50% of the outstanding principal and all accrued and unpaid interest on the note shall become immediately due and payable and (b) if more than $50,000,000 in gross proceeds is raised, all of the outstanding principal and all accrued and unpaid interest shall become immediately due and payable. In the event that the Company and its direct and indirect parent companies after completion of the Business Combination have less than $20,000,000 in cash, cash equivalents and marketable securities as of December 31, 2024, the Company may, at its option, on or before March 31, 2025, convert all but $1,135,000 into shares of the Company’s common stock at a price of $10.00 per share. In the event the Company and its direct and indirect parent companies after completion of the Business Combination have $20,000,000 or more in cash, cash equivalents and marketable securities as of any time on or prior to December 31, 2025, Northland may, at its option on or prior to June 30, 2026, sell any or all of the shares of the Company’s common stock received pursuant to the prior sentence to the Company at a price of $10.00 per share. The note was entered into in full satisfaction of the cash payments otherwise due to Northland by the Company at the time of closing and which are described above. All of the Company’s obligations under the Note were guaranteed by Rezolve and Rezolve AI.
On August 14, 2024 the Company issued a promissory note to J.B.V. Financial Group, LLC (“JBV”) ) for an amount of $7,500,000 and agreed to pay interest on the principal amount outstanding from time to time from August 14, 2024 until the note is fully paid, at the rate of 4.95% per annum. The note is to be repaid in installments of $625,000 (“Amortization Payment”) beginning on January 31, 2025, and on each month end thereafter until December 31, 2025. The Company may, in its sole discretion, elect to pay all or any portion of the Amortization Payment or any interest due and payable on the maturity date in ordinary shares of Rezolve AI, with the number of such shares determined by dividing the Amortization Payment by a price per ordinary share equal to 95% of the arithmetic average of the daily VWAP for the 5 days ending on the day immediately preceding the due date of the Amortization Payment. The note was entered into in full satisfaction of the cash payments otherwise due to JBV by the Company at the time of closing and which are described above. All of the Company’s obligations under the Note were guaranteed by Rezolve and Rezolve AI.
On August 14, 2024 Rezolve AI issued a promissory note to pay to Cohen & Company Financial Management LLC (the “Agent”) as an agent for the Sponsor, in the principal sum of $3,144,883.06 (the “Original Amount”), with the Original Amount, the accrued interest thereon and other amounts due and payable (unless prepaid earlier or converted into shares of common stock) on August 14, 2027 (the “Maturity Date’). The note bears interest at 4.95% per annum. Starting from January 31, 2025, upon Agent’s request, Rezolve AI shall pay the Agent the principal amount plus all of the accrued interest in increments of 1/18 of the outstanding principal amount (the “Amortization Payment”) on a date determined by Agent (a “Payment Date”) until the Original Amount has been paid in full prior to or on the Maturity Date or, if earlier, upon acceleration, of prepayment of the note in accordance with the terms of the note. At the option of the Company, the Amortization Payments shall be made in cash or in shares of common stock of Rezolve AI, based on the price described in the promissory note. From and after January 15, 2025, Agent shall have the right, at Agent’s sole option, on any business day, to convert at the conversion price described in the note all or any portion of the outstanding principal amount of the note up to an amount described in the note. The convertible note was entered into in exchange for the Sponsor’s interest in and extinguishment of its interest in the existing loans from the Sponsor to the Company exclusive of the funding by Polar under the subscription agreement which is described above. The funding by Polar was repaid by the Company to Polar at the time of closing as required by the subscription agreement with Polar.

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

On August 2, 2023, the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which Armada has to consummate a Business Combination from August 17, 2023 (the “Original Termination Date”) to September 17, 2023 (the “Charter Extension Date”) and to allow Armada, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of Armada’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 17, 2024, or a total of up to nine months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). The stockholders of Armada approved the Second Extension Amendment Proposal at the special meeting and on August 3, 2023, Armada filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 1,145,503 public shares of Common Stock of Armada exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $12,095,215.

On February 15, 2024 the Company held a special meeting of its stockholders to approve an amendment to its Charter (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from February 17, 2024 (the “Termination Date”) to March 17, 2024 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis up to five times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 17, 2024, or a total of up to nine months after the Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Third Extension Amendment Proposal”). The stockholders of the Company approved the Third Extension Amendment Proposal at the special meeting and on February 15, 2024 the Company filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 945,662 shares of Common Stock of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.98 per share, for an aggregate redemption amount of $10,384,496.

The aggregate balance outstanding under all promissory notes from the Company to the Sponsor, including the Extension Note and Second Extension Note , was $3,056,726 and $2,564,439 as of June 30, 2024, and September 30, 2023, respectively.

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

On May 15, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to June 17, 2024.

On May 15, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $12,381 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On June 6, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $5,150 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On June 15, 2024, the Company borrowed $49,619 under the Second Extension Note and deposited the funds into the Trust Account thereby extending the Termination Date to July 17, 2024.

On June 21, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $1,364 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time.

On June 21, 2024, the Company issued a promissory note to the Sponsor for the aggregate amount of $32,000 to be used for working capital. The promissory note is non-interest bearing and due on the earlier of: (i) the liquidation or release of all of the monies held in the Trust Account or (ii) the date on which the Company consummates an acquisition, merger or other business combination transaction involving the Company or its affiliates. The principal balance may be prepaid at any time

The aggregate balance outstanding under all promissory notes, excluding the funding under the Subscription Agreement with Polar and Vellar (as described in Note 4 below) was $3,056,726 and $2,564,439 as of June 30, 2024 and September 30, 2023, respectively.

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

Incentive Plan

Under the Amendment, the Company and Rezolve agreed and acknowledged that following June 30, 2024, the Rezolve Board has the right to increase the number of Rezolve shares under the Rezolve Incentive Plan by up to 5% per annum for each calendar year commencing in and including 2023, subject to appropriate shareholder approval as required by applicable law or the NASDAQ rules and regulations.

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

On August 15, 2024, subsequent to the fiscal quarter ended June 30, 2024, the fiscal quarter to which this Quarterly Report on Form 10-Q relates, the Company consummated the previously announced business combination pursuant to the Business Combination Agreement, by and among the Company, Rezolve, Rezolve AI and the other parties thereto.

In connection with the Business Combination Agreement, on July 4, 2024, Rezolve effected a pre-Closing demerger (the “Pre-Closing Demerger”) pursuant to UK legislation under which (x) part of Rezolve’s business and assets (being all of its business and assets except for certain shares in Rezolve Information Technology (Shanghai) Co Ltd and its wholly owned subsidiary Nine Stone (Shanghai) Ltd and Rezolve Information Technology (Shanghai) Co Ltd Beijing Branch) were transferred to Rezolve AI in exchange for the issue by Rezolve AI of shares of the same classes as in Rezolve Limited for distribution among the original shareholders of Rezolve in proportion to their holdings of shares of each class in Rezolve as at immediately prior to the Pre-Closing Demerger, (y) Rezolve AI assumed the secured convertible notes issued by Rezolve and (z) Rezolvewas placed into a members’ voluntary liquidation.

Upon consummation of the Business Combination, on August 15, 2024 (the “Closing Date”), (i) Rezolve AI effected a re-classification of its share capital whereby Rezolve AI series A shares were reclassified as ordinary shares of same class as existing ordinary shares on issue in Rezolve AI, with nominal value £0.0001 per share (the “Rezolve Ordinary Shares”), and (ii) the Company merged with and into Rezolve Merger Sub, with the Company surviving as a wholly owned subsidiary of Rezolve AI, with shareholders of the Company received Rezolve Ordinary Shares in exchange for their existing common stock of the Company and the Company warrant holders having their warrants automatically exchanged by assumption by Rezolve AI of the obligations under such warrants.

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

Results of Operations

For the three months ended June 30, 2024, we had a net loss of $1,423,095, which consisted of formation and operating costs of $ 844,718, stock-based compensation of $526,209, income tax provision of $38,407 and interest expense of $220,050, partially offset by trust interest income of $206,289.

For the nine months ended June 30, 2024, we had a net loss of $2,164,255, which consisted of formation and operating costs of $1,876,158, stock-based compensation of $601,809, income tax provision of $153,321 and interest expense of $344,248, partially offset by trust interest income of $811,281.

For the three months ended June 30, 2023, we had a net loss of $559,584, which consisted of formation and operating costs of $775,911, stock-based compensation of $134,363, and income tax provision of $82,376, offset by trust interest income of $433,066.

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

On February 15, 2024, the stockholders approved a third amendment to the Company’s certificate of incorporation to extend the Combination Period for up to six additional months or until no later than August 17, 2024. On February 13, 2024, the Company deposited $49,900 into the Trust Account thereby extending the Combination Period until March 17, 2024, and on each of March 13, 2024 and April 16, 2024, May 17, 2024, June 17, 2024 and July 16, 2024,the Company deposited $49,900 into the Trust Account thereby extending the Combination Period until August 17, 2024.

However, if we are unable to complete the initial Business Combination within the Combination Period (unless such period is further extended pursuant to the approval of our stockholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of June 30, 2024, the Trust Account has released $140,787,627 to the Company to pay tax obligations and for redemptions, including $139,559,590 for redemptions and $1,228,038 for tax obligations. As of September 30, 2023, the Trust Account has released $130,246,958 to the Company to pay tax obligations and for redemptions, including $129,175,094 for redemptions and $1,071,864 for tax obligations.

Liquidity and Going Concern

As of June 30, 2024, we had cash outside our Trust Account of $13,242, available for working capital needs. The amount of $16,126,337 as of June 30, 2024, held in the Trust Account is generally unavailable for our use, prior to an initial business combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our 2024 annual franchise tax obligations to be $90,400, which we may pay from funds from the Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Trust Account has released $1,228,038 and $1,071,864 as of June 30, 2024 and September 30, 2023, respectively, to the Company to pay its income and franchise tax obligations.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, continue to loan us funds as may be required. If we complete a business combination, we would repay the loans to the extent funds are available. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans. Such loans would be evidenced by promissory notes and would be repaid upon consummation of a business combination, without interest. There was a balance due to the Sponsor of $3,056,726 and $2,564,439 under the loans (including the Extension Note and the Second Extension Note) as of June 30, 2024 and September 30, 2023, respectively. The balance of subscription agreement liability (net of debt discount) was $354,503 as of June 30, 2024, and $0 as of September 30, 2023.

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

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 7,500,000 shares of common stock in the aggregate. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

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

Subscription Agreements

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our interna control over financial reporting.
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

SIGNATURES
In accordance with the requirements of the
Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. I

Date: August 21, 2024	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2024	By:	/s/ Richard Burchill
	Name:	Richard Burchill
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)